Form 10-K405
GULF SOUTHWEST BANCORP INC
filed 1995-03-31
CIK 717411

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        X      Annual Report Pursuant to Section 13 or 15(d) of
     ------
               the Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1994

                                       or

               Transition Report Pursuant to Section 13 or 15(d) of
     ------
               the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from        to
                                              ------    ------

                        Commission file number 0-11033

                          GULF SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                    TEXAS                               76-0045946
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

  4200 WESTHEIMER, SUITE 210, HOUSTON, TEXAS               77027
   (Address of principal executive office)              (zip code)

     Registrant's telephone number, including area code:  (713) 622-0042

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:

                        COMMON STOCK, PAR VALUE $1.00
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. On March 1, 1995, there were 1,258,636 shares of common stock issued and outstanding. See Item 5, entitled "Market for the Registrant's Common Equity and Related Shareholder Matters" for additional information concerning the market for the registrant's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 1995 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS
------

Gulf Southwest Bancorp, Inc. ("Gulf Southwest" or "Company") is a Texas bank holding company organized in 1982 under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Gulf Southwest maintains its principal offices at 4200 Westheimer, Suite 210, Houston, Texas 77027 (telephone:
713/622-0042).

Gulf Southwest's principal activity, through its wholly-owned subsidiary, Gulf Southwest Nevada Bancorp, Inc., a Nevada corporation ("Nevada Bancorp"), is the ownership and management of Merchants Bank, a state-chartered bank with five locations in the Houston, Texas area. (Such bank is hereafter referred to as the "Subsidiary Bank".) The Subsidiary Bank draws substantially all of its deposits and makes substantially all of its loans in the Houston/Harris County, Texas area. In addition, Nevada Bancorp has one non-banking subsidiary which conducts various aspects of its non-banking operations. Nevada Bancorp owns 100% of the outstanding stock of both subsidiaries.

As a bank holding company, Gulf Southwest may own or control, directly or indirectly, one or more banks and furnish services to such banks. Banking activities of Gulf Southwest are conducted by the Subsidiary Bank. The officers and directors of the Subsidiary Bank direct its operations. The principal role of Gulf Southwest is to provide management assistance with respect to various aspects of the Subsidiary Bank's operations, including the areas of asset and liability management, business development, loan policies and procedures, capital planning, advertising, data processing, credit and loan administration, accounting, auditing, financial reporting and compliance with legal and governmental regulations.

BANKING SERVICES
----------------

       The Subsidiary Bank offers a full range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, Small Business Administration lending, letters of credit, installment and other consumer loans, savings accounts and various savings programs, including individual retirement accounts, and interest and non-interest-bearing checking accounts. Other services include federal tax depository, safe deposit and night depository services.

     Other than the Subsidiary Bank's charter to operate as a bank, the business of Gulf Southwest is not materially dependent upon any patent, trademark, license, franchise or concession. The business of Gulf Southwest is not seasonal.

SUBSIDIARY BANK
---------------

       The following table sets forth certain balance sheet and operating information at December 31, 1994, with respect to the Subsidiary Bank:


                                                  MERCHANTS BANK
                                                  --------------
          At December 31, 1994
          --------------------

          Balance Sheet:
            Assets                                  $251,269,000
            Deposits                                 226,451,000
            Loans                                    144,459,000
            Allowances for Credit Losses               2,063,000
            Total Equity                              22,710,000

          Year Ended December 31, 1994
          ----------------------------

          Results of Operations:
            Interest Income                         $ 16,951,000
            Interest Expense                           4,796,000
            Provision for Credit Losses                   50,000
            Net Earnings                               3,441,000

     Merchants Bank is a state-chartered banking association organized in 1970. Merchant Bank's main office is at 999 North Shepherd, Houston, Texas with four branches in the surrounding communities. The services offered by Merchants Bank are generally those offered by commercial banks of comparable size in its trade area. Merchants Bank does not engage in international operations or trust activities.

NON-BANKING ACTIVITIES
----------------------

     G.S.W. Data Processing, Inc. ("GSWDP") performs certain data processing services for the Subsidiary Bank. In addition, the Board of Governors of the Federal Reserve System (the "Board") has authorized GSWDP to furnish data processing services to banks in Texas which are not affiliated with Gulf Southwest. As of December 31, 1994, GSWDP was furnishing these services for one non-affiliated bank and three affiliated banks. Gulf Southwest owns 100.0% of the outstanding stock of GSWDP.

SUBSIDIARY BANK HOLDING COMPANY
-------------------------------

          Nevada Bancorp is a Nevada corporation organized in 1994, and is wholly owned by Gulf Southwest. The only activities of Nevada Bancorp relate to holding the stock of Merchants Bank and GSWDP. Nevada Bancorp currently has no employees.

EXPANSION
---------

          ACQUISITION OF TEXAS GULF COAST BANCORP, INC.  On November 9, 1994,
          --------------------------------------------
Gulf Southwest entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire Texas Gulf Coast Bancorp, Inc. ("Texas Gulf Coast"). Texas Gulf Coast is a holding company which owns 100% of the stock of First Bank Mainland in LaMarque, Texas and over 95% of the stock of each of Texas City Bank in Texas City, Texas and First Bank Pearland in Pearland, Texas. As of December 31, 1994, Texas Gulf Coast had consolidated assets of approximately $208 million.

     On March 22, 1995, a special meeting of the shareholders of Texas Gulf Coast was held and the Reorganization Agreement was approved by the shareholders of Texas Gulf Coast. The Reorganization Agreement provides for each share of the common stock, $1.00 par value per share, of Texas Gulf Coast to be converted into

2.1176 shares of the common stock, $1.00 par value per share, of Gulf Southwest (the "Common Stock"). The acquisition was approved by the Board on March 24, 1995 and will be consummated on April 30, 1995.

SUPERVISION AND REGULATION
--------------------------

     GULF SOUTHWEST. As a bank holding company, Gulf Southwest is subject to
     --------------
regulation by the Board and is required to file with the Board an annual report and to furnish such additional information as the Board may require pursuant to the Holding Company Act. The Board may conduct examinations of Gulf Southwest and each of its subsidiaries.

     Gulf Southwest is required to obtain the prior approval of the Board for the acquisition of five percent or more of the voting shares or substantially all the assets of any bank or bank holding company. In considering proposed acquisitions, the Board considers the expected benefits to the public, including greater convenience, identifying and meeting the credit needs of the applicant's entire community, increased competition or gains in efficiency, weighed against the risks of possible adverse effects, such as undue concentration of resources, lessening or elimination of competition, conflicts of interest or unsound banking practices. After an application to acquire the voting shares of a state or national bank in Texas has been accepted for filing by the Board, a copy of such application must be submitted to the Texas Banking Commissioner ("Commissioner") pursuant to the Texas Banking Code of 1943, as amended ("Code"). Prior to September 29, 1995, no application to acquire shares of a bank located outside Texas may be approved by the Board unless such acquisition is expressly authorized by the statutes of the state where the bank whose shares or assets are to be acquired is located.

     Bank holding companies are prohibited by law, except in certain instances prescribed by statute, from acquiring a direct or indirect interest in or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing service to its subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in certain activities found by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. After an application concerning these activities has been accepted for filing by the Board, a copy of such application also must be submitted to the Commissioner pursuant to the Code for a determination as to whether the application should be approved. The Commissioner is required to deny the application unless the proposed activities will produce benefits to the public, such as greater convenience or increased competition, that outweigh possible adverse effects, such as unfair competition, conflicts of interest or unsound banking practices.

     Under the Holding Company Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Board possesses enforcement powers intended to prevent or eliminate practices of bank holding companies and their non-bank subsidiaries deemed to be unsafe and unsound or in violation of applicable laws.

     THE INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994.  On September
     -----------------------------------------------------------
29, 1994, the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was enacted into law. The IBBEA authorizes adequately capitalized and adequately managed bank holding companies to acquire banks in any state beginning September 29, 1995, subject to certain restrictions. In addition, IBBEA authorizes interstate branching. Beginning June 1, 1997, a bank may merge with a bank located in another state so long as neither of the states have opted out of interstate banking. States may enact laws opting out of interstate branching anytime before June 1, 1997. States also may enact laws permitting
(a) interstate branching before June 1, 1997, or (b) de novo branching. If a state opts out, no bank in any other state may establish a branch in that state, either through an acquisition or de novo. A bank whose home state opts out of interstate branching may not participate in any interstate branching. If Texas does not opt out, certain competitors may consolidate their subsidiaries in order to reduce operating costs and create a nation-wide branch network.

     SUBSIDIARY BANK.  As a Texas state chartered bank, the Subsidiary Bank is
     ---------------
subject to regulation, supervision and periodic examination by the Texas Department of Banking. Because the bank is not a member of the Federal Reserve System (i.e., a "nonmember bank") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent authorized by law, it is also subject to supervision and regulation, as well as examination by the FDIC. Various requirements of federal and Texas law affect the operation of the Subsidiary Bank, including requirements relating to maintenance of reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon and restrictions relating to investments and other activities.

     Cash revenues derived from dividends paid by the Subsidiary Bank represent the primary source of revenues for Gulf Southwest. Under Texas law, prior to the declaration of any dividend by the Subsidiary Bank, the Subsidiary Bank must transfer to certified surplus an amount not less than 10% of its net profits earned since the last dividend was declared, if certified surplus is less than the capital stock of such bank. At December 31, 1994, there was an aggregate of $13,110,000 available for the payment of dividends by the Subsidiary Bank under these restrictions. The payment of dividends is further subject to the authority of regulatory authorities to prohibit payment of dividends if such payment is determined to be an unsafe or unsound banking practice or if after making such distribution, the subsidiary bank would be considered "undercapitalized".

     For further discussion of certain additional regulations affecting Gulf Southwest and the Subsidiary Bank, reference should be made to the "Government Fiscal and Monetary Policies" discussion below.

     ENVIRONMENTAL ISSUES.  Under the Comprehensive Environmental Response,
     --------------------
Compensation and Liability Act ("CERCLA"), an owner or operator of a property where hazardous substances are located is potentially liable for hazardous waste cleanup costs. CERCLA specifically excludes from the definition of owner or operator "a person, who without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interest in the vessel or facility." However, courts have reached differing conclusions as to what actions can be taken by a secured lender without such lender being deemed to be "participating in the management" of a property. Merchants Bank is not aware of any material liability to which it may be subject for hazardous waste clean-up costs. If a property is deemed to have a potential environmental problem, Merchants Bank will not foreclosure on the property until an environmental study has been performed.

COMPETITION
-----------

     The activities in which the Subsidiary Bank engages are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Bank actively competes with other banks in their efforts to obtain deposits and make loans, in the scope of types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. At December 31, 1994, the Subsidiary Bank had deposits of $226,450,000.

     In addition to competing with other commercial banks within and outside their primary service area, the Subsidiary Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds.

     CUSTOMERS.  The Subsidiary Bank is not dependent upon any single customer
     ---------
or few customers; the loss of any one or more would not have a materially adverse effect upon its business.

GOVERNMENT FISCAL AND MONETARY POLICIES
---------------------------------------

     The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Board. Changes in the discount rate on Federal Reserve borrowings, availability of borrowings at the Federal Reserve "discount window", open market operations, the imposition of any changes in reserve requirements against member banks' deposits and assets of foreign branches, the imposition of any changes in reserve requirements against certain borrowings by member banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Board. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Gulf Southwest and the Subsidiary Bank cannot be predicted.

     The Board has cease and desist powers over bank holding companies, non-banking subsidiaries or any institution-affiliated party thereof to forestall activities which represent unsafe and unsound practices or constitute violations of law or regulations. The Board can also require affirmative actions to correct a violation or practice through the issuance of a cease and desist order. In certain instances, the Board is empowered to assess civil penalties against companies or individuals who violate the Act or regulations or orders issued pursuant thereto in amounts up to $1,000,000 for each day's violation, to order termination of non-banking activities of non-banking subsidiaries and to order termination of ownership and control of a non-subsidiary bank by a bank holding company.

     Section 18(j) of the Federal Deposit Insurance Act makes applicable to state nonmember insured banks the provisions of Section 23A of the Federal Reserve Act among other statutes. Section 23A of the Federal Reserve Act and related statutes impose limits and collateralization requirements with respect to the amount of loans, extensions of credit, or investments or certain other transactions by member banks with their "affiliates", as well as limits on the amount of advances to third parties which are collateralized by the securities or obligations. Gulf Southwest and GSWDP are "affiliates" of the Subsidiary Bank and, therefore, these restrictions are applicable to transactions by the Subsidiary Bank with Gulf Southwest and GSWDP. In addition, Section 23B of the Federal Reserve Act prohibits a bank that is an insured depository institution from engaging in certain transactions (including, for example, loans) with certain affiliates unless the transactions are substantially the same or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a member bank and its affiliates must be on terms and under circumstances, including credit standards, that, in good faith, would be offered to or would apply to nonaffiliated companies. The Subsidiary Bank is also subject to certain prohibitions against tie-in arrangements in connection with extensions of credit and certain other transactions.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") contains important provisions affecting all federally insured financial institutions ("banking organizations") in such areas as anti-fraud and anti-abuse enforcement powers, each banking organization's performance and record in meeting community credit needs, and acquisitions of savings and loans institutions. For further discussion of these capital requirements, reference should be made to the "Capital Management" presentation beginning on page 24 of this report.

     In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") was enacted.   The provisions of FDICIA include a plan to
recapitalize the Bank Insurance Fund that is the source of deposit insurance coverage to FDIC-insured institutions, authority to ultimately fund such recapitalization plan through increased deposit insurance premiums, various supervisory reforms which will increase the frequency of on-site examinations by federal banking regulators, changes in the deposit insurance system, an array of new consumer lending requirements, and the adoption of the Truth in Savings Act. FDICIA also authorizes federal banking regulators to take prompt, corrective action against institutions which are under-capitalized, institute a risk-based assessment system for deposit insurance, and implement a series of operational and management-based standards and potential sanctions for violations of such standards. Under FDICIA, the FDIC is authorized to assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The premium which is charged ranges from $.23 per $100.00 of deposits to $.31 per $100.00 of deposits. Currently, the Subsidiary Bank is paying premiums at the rate of $.23 per $100.00 of deposits.

     EFFECTS OF INTEREST RATES AND USURY LAWS.  Texas usury laws limit the rate
     ----------------------------------------
of interest that may be charged by the Subsidiary Bank. Certain federal laws provide a limited preemption of Texas usury laws. The maximum rate of interest that the Subsidiary Bank may charge on business loans under Texas law varies between 18% per annum and (i) 28% per annum for business loans above $250,000 or (ii) 24% per annum for other loans. Texas' floating usury ceilings are tied to the 26-week United States Treasury Bill auction rate. A 1980 federal statute removed the interest ceiling under usury laws for loans by the Subsidiary Bank which are secured by first liens on residential real property.

     EMPLOYEES.  Gulf Southwest and its subsidiaries had approximately 160
     ---------
employees as of December 31, 1994. None of the employees are represented by any collective bargaining unit, and management believes it has excellent relations with its staff.

ITEM 2.     PROPERTIES
------

Gulf Southwest's primary asset is its investment in its direct and indirect subsidiaries, and the Subsidiary Bank's primary asset is its loan portfolio.

The branch facility located at 1111 Spencer Highway, South Houston, Texas, consists of a two-story brick building owned by the Subsidiary Bank. The banking quarters and the adjacent fourteen-window drive-in facility consist of approximately 27,000 square feet.

The branch facility located at 2051 West Main, League City, Texas consists of approximately 13,000 square feet of office and lobby space with an eight-window drive-in facility and is owned by the Subsidiary Bank.

The branch facility located at 3409 Spencer Highway, Pasadena, Texas consists of a two-story brick veneer building containing approximately 4,400 square feet and is owned by the Subsidiary Bank.

The other banking quarters and adjacent land used for parking and drive-in facilities are leased.

ITEM 3.     LEGAL PROCEEDINGS
------

Neither Gulf Southwest nor any of its subsidiaries is a party to any legal proceedings, which, in management's judgment, based upon opinions of legal counsel, would have a material adverse effect on the consolidated financial position of Gulf Southwest and its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

Gulf Southwest held its annual shareholders meeting on October 18, 1994. The only matter voted on at the meeting was the election of directors. The following table sets forth the names of the directors elected at the meetings, the number of votes cast for, against, or withheld, and the number of abstentions and broker non-votes.

                            VOTES CAST            Votes                        BROKER
NAME                       FOR      AGAINST      Withheld     ABSTENTIONS     NON-VOTES
----------------------     ----------------     --------     -----------     ---------
Norman H. Bird             912,983     0        1,464               0             0
Donald R. Harding          912,983     0        1,464               0             0
J. W. Lander, Jr.          912,983     0        1,464               0             0
J. W. Lander, III          912,983     0        1,464               0             0

There are no other directors whose term of office as a director continued after the meeting.

No other matters were submitted to a vote of the shareholders of Gulf Southwest during the fourth quarter of 1994.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
------
                   RELATED SHAREHOLDER MATTERS

There is no established trading market for shares of the Common Stock. The Board of Directors of Gulf Southwest has no present intention to arrange for the listing of the Gulf Southwest Common Stock on any stock exchange. Notwithstanding the foregoing, a limited market for the shares of the Common Stock exists, and such shares are traded on a sporadic basis. During 1994, 21,592 shares of Common Stock were presented for transfer on the books of Gulf Southwest.

The following table sets forth the number of shares of Gulf Southwest Common Stock presented for transfer on the books of Gulf Southwest for each quarterly period within the last two calendar years.

                                            1993       1994
                                           -----     ------
                   First Quarter           1,438     10,338
                   Second Quarter            143      3,021
                   Third Quarter             714      5,581
                   Fourth Quarter          4,179      2,652

Because there is no public market for the Common Stock, the trading price is determined by private negotiations between the buyer and the seller. Gulf Southwest has no information with respect to the trading prices during the periods presented above.

HOLDERS
-------

       At March 1, 1995, the Common Stock was owned of record by approximately 636 shareholders. On such date, no shares of Gulf Southwest's preferred stock were issued and outstanding. The officers and directors of Gulf Southwest collectively owned 22.8% of the Common Stock as of such date.

DIVIDENDS AND DIVIDEND POLICY
-----------------------------

       DIVIDEND POLICY.  Holders of Common Stock are entitled to receive such
       ---------------
dividends as are declared by Gulf Southwest's Board of Directors in accordance with Gulf Southwest's dividend policy. Factors which Gulf Southwest's Board of Directors consider prior to declaring a dividend include earnings, regulatory capital requirements, general business conditions and the capital needs of its subsidiaries, as well as other factors which the Board of Directors may deem relevant.

     DIVIDEND HISTORY.  Gulf Southwest paid quarterly cash dividends on its
     ----------------
Common Stock from 1983 through December 31, 1986. Effective March 31, 1987, Gulf Southwest suspended the payment of dividends to holders of Common Stock as a consequence of losses sustained from operations and a resulting desire to conserve capital. On December 14, 1993, Gulf Southwest's Board of Directors resumed the payment of cash dividends on the Common Stock by declaring a quarterly cash dividend of $.05 per share and a special cash dividend of $.05 per share. During 1994, regular quarterly dividends of $.05 per share of Common Stock were paid. On March 14, 1995, the Board of Directors declared a cash dividend of $.08 per share to shareholders of record on March 14, 1995, payable on March 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
------

                                                                    GULF SOUTHWEST BANCORP, INC. AND SUBISIDIARIES
                                                                                       DECEMBER 31,
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -----------------------------------------------------------------------------------

                                                1994               1993              1992               1991               1990
                                                ----               ----              ----               -----              ----
BALANCE SHEET INFORMATION:

Loans                                           $  144,459      $  127,452           $  123,456         $  122,842        $  118,061

Allowance for loan losses                            2,063           1,986                1,725              2,079             2,213

Investment securities                               56,852          52,329               47,672             40,313            46,603

Total assets                                       253,027         242,005              228,920            215,299           220,298

Deposits                                           226,064         218,942              207,968            198,662           205,038

Long-term debt                                           0               0                  350                350               350

Stockholders' equity                                25,539          21,932               19,637             15,264            13,532

INCOME INFORMATION:

Interest income                                 $   16,965      $   15,801           $   16,317         $   18,449        $   19,403

Interest expense                                     4,796           4,943                5,898              9,048            10,229

Net interest income                                 12,169          10,858               10,419              9,401             9,174

Provision for loan losses                               50             410                1,165                825               519

Noninterest income                                   3,238           2,979                2,811              3,113             2,780

Noninterest expense                                 10,393          10,494                9,919              9,921             9,840

Income before income taxes                           4,964           2,933                2,146              1,768             1,595

Income tax expense                                     999             512                  242                 36                 0

Accounting change                                        0               0                2,470                  0                 0
                                                 ---------       ---------            ---------            --------        ---------
Net income                                      $    3,965           2,421                4,374              1,732             1,595
                                                 =========       =========            =========            =========       =========


PER SHARE DATA:

Weighted average number of shares
  of common stock outstanding                    1,258,636       1,261,731            1,261,775          1,261,775         1,001,259
                                                 =========       =========            =========          =========         =========


Net income per common share                     $     3.15      $     1.92                 3.47               1.37              1.47
                                                 =========       =========            =========          =========         =========


Dividends per common share                      $     0.20      $     0.10           $     0.00         $     0.00       $      0.00
                                                 =========       =========            =========          =========         =========


Book value per common share                    $     20.29      $    17.39           $    15.56         $    12.10       $     13.51
                                                 =========       =========            =========          =========         =========


Return on average assets                             1.61%           1.03%                1.99%              0.79%             0.73%

Return on average stockholders'
 equity                                             16.93%          11.56%               25.38%             12.03%            13.07%

Dividend payout ratio                                6.35%           5.21%                  N/A                N/A               N/A

Average equity to average assets                     9.52%           8.89%                7.85%              6.54%             5.59%

Allowance for loan losses as a
  percentage of nonperforming
   loans                                            153.6%          122.4%                78.7%              51.8%             52.3%

CONDENSED STATEMENTS OF EARNINGS
--------------------------------

The following is a comparison of Gulf Southwest's condensed statements of earnings for the most recent five-year period.


                                                                               YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                1994               1993              1992               1991                1990
                                                ----               ----              ----               -----               ----
Interest income            /(1)/               $16,965            $15,801            $16,317           $18,449             $19,403
Interest expense                                 4,796              4,943            $ 5,898           $ 9,048             $10,229
                                               -------            -------            -------           -------              ------
  Net interest income      /(1)/                12,169             10,858             10,419             9,401               9,174
Provision for credit losses                         50                410              1,165               825                 519
Noninterest income                               3,238              2,979              2,811             3,113               2,780
Noninterest expense                             10,393             10,494              9,919             9,921               9,840
                                               -------            -------            -------           -------              ------
  Earnings before income taxes                   4,964              2,933              2,146             1,768               1,595
Income tax expense                                 999                512                242                36                   0
                                               -------            -------             -------           -------              ------
Earnings before
 accounting change                               3,965              2,421              1,904             1,732               1,595
Accounting change                                    0                  0              2,470                 0                   0
                                               -------            -------            -------           -------              ------

Net earnings                                  $  3,965           $  2,421            $ 4,374         $   1,732             $ 1,595
                                               =======            =======            =======           =======              ======

/(1)/ For the years ended December 31, 1994, 1993, 1992, 1991 and 1990, interest income would have been $17,156,000, $16,071,000, $16,688,000,
$18,960,000, and $20,013,000 respectively, and net interest income would have been $12,360,000, $11,128,000, $10,790,000, $9,912,000, and $9,784,000,
respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

CONDENSED AVERAGE BALANCE SHEETS
--------------------------------

Although year-end statistics present general trends, the daily average balance sheets are more indicative of Gulf Southwest's levels of activity throughout the years indicated and less subject to day-to-day business activity fluctuations. The following schedule sets forth comparison of the most recent five years' consolidated daily average balance sheets for Gulf Southwest.


                                                                                   (IN THOUSANDS)
                                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                1994               1993              1992               1991                1990
                                                ----               ----              ----               -----               ----
Assets:
Cash and due from banks                         $ 12,445           $ 12,123          $ 12,572          $ 11,609          $ 12,266
Loans, net                                       135,077            123,605           123,369           121,006           114,153
Interest-bearing deposits                          1,372              1,573             2,889             2,693             5,850
Investment securities:
 Taxable                                          52,704             42,795            34,099            29,364            22,761
 Non-taxable                                       5,494              7,600            10,237            13,411            17,657
                                                  ------            -------           -------           -------           -------
  Total Securities                                58,198             50,395            44,336            42,775            40,418
                                                  ------            -------           -------           -------           -------
Federal funds sold                                30,304             36,420            26,094            29,304            31,735
Other assets                                       8,633             11,509            10,184            12,775            14,041
                                                 -------            -------           -------           -------           -------
 Total Assets                                   $246,029           $235,625          $219,444          $220,162          $218,463
                                                 =======            =======           =======           =======           =======

Liabilities and Stockholders' Equity:
Deposits
 Noninterest bearing demand                    $  65,909           $ 59,577          $ 52,385          $ 50,398          $ 49,875
 Interest bearing demand                          46,103             46,643            46,377            45,808            44,583
 Savings                                          29,097             28,035            25,617            19,013            16,767
 Time                                             79,786             78,712            76,195            89,003            92,254
                                                 -------            -------           -------           -------           -------
  Total Deposits                                 220,895            212,967           200,574           204,222          $203,479
                                                 -------            -------           -------           -------           -------

Borrowings                                             0                321               350               350             1,209
Other liabilities                                  1,716              1,394             1,284             1,192             1,570
                                                 -------            -------           -------           -------           -------
 Total Liabilities                               222,611            214,682           202,208           205,764           206,258
                                                 -------            -------           -------           -------           -------
Stockholders' Equity                              23,418             20,943            17,236            14,398            12,205
                                                 -------            -------           -------           -------           -------
 Total Liabilities and
  Stockholder's Equity                          $246,029           $235,625          $219,444          $220,162          $218,463
                                                 =======            =======           =======           =======           =======

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
               CONDITION AND RESULTS OF OPERATIONS

Net earnings increased 63.8% in 1994 to $3,965,000, as compared to $2,421,000 in 1993. In 1994, earnings per common share were $3.15, as compared to $1.92 in 1993. Highlights of the major components that affect Gulf Southwest's net earnings are as follows:

. Average assets grew $10.4 million, or 4.4%, to $246,029,000, with average deposits totaling $220,895,000, representing an increase of 3.7%.

. Non-performing assets - loans past due 90 days or more, non-accrual loans plus other real estate ("ORE") acquired - decreased by 12.4% to $2,804,000 at December 31, 1994, or 1.1% of total assets.

. Net interest income - the difference between total interest income on earning assets and total interest expense on deposits and borrowings - increased 12.1%, or $1,311,000 to $12,169,000.

. Non-interest income - the fees charged for banking services - increased by $259,000 to $3,238,000.

. Non-interest expense - carrying costs and losses incurred with the acquisition and sale of other real estate, employee compensation and other expenses, such as for occupancy, furniture and equipment, advertising, professional fees, deposit insurance premiums and supplies - decreased by .9%, or $101,000 to $10,393,000 for 1994.

. Income tax expense - the income tax provision on current year earnings - increased by $487,000 to $999,000 for 1994.

In the following sections, these and other major factors and trends affecting the components of income and expense are examined in depth. Information concerning assets and liabilities is subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Gulf Southwest's future outlook.

NET INTEREST INCOME
-------------------

Net interest income on a taxable equivalent basis for 1994 was $12.4 million, an increase of $1.2 million, or 11.1%, from $11.1 million in 1993. Net interest income for 1993 was $11.1 million, up $300 thousand, or 3.1% from $10.8 million for 1992. The improvement in net interest income for 1994 was primarily due to an increase in average earning assets, which was the result of increased deposits and the shift of non-earning assets to earning assets. The increase in 1993 was mainly due to interest rates paid by the Subsidiary Bank decreasing more rapidly than interest rates earned by the Subsidiary Bank. Total interest expense decreased by $147 thousand in 1994 as compared to the 1993 decrease of $955 thousand. These decreases were primarily due to lower interest paid on deposits by the Subsidiary Bank. The data used in the analysis of net interest income changes is derived from the daily average levels of interest-bearing assets and liabilities as well as from the rates earned and paid on these amounts. The following schedule gives a three-year history of Gulf Southwest's daily average interest-earning assets and interest-bearing liabilities. Net interest income is developed on a taxable equivalent basis because management of Gulf Southwest is of the opinion that such a presentation facilitates the analytical discussion of changes in the components of earnings as follows. A history of the net interest margin on a taxable equivalent basis (using a federal income tax rate of 34%) is set forth below (in thousands), followed by detailed schedules of its components.

                                  SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                                                          (IN THOUSANDS)

                                                   DECEMBER 31, 1994                              DECEMBER 31, 1993
                                       ---------------------------------------      ------------------------------------------
                                        AVG. BAL.        INTEREST      AVG. RATE     AVG. BAL.        INTEREST       AVG. RATE
                                       ------------     -----------    ---------    ------------     -----------     ----------
Investment Securities:
   Taxable                                 $ 52,704         $ 3,041      5.77%         $ 42,795         $ 2,642        $ 6.17%
   Non-taxable                                5,494             562     10.23%            7,600             795         10.46%
Due from CD's                                 1,372              62      4.52%            1,573              46          2.92%
Federal Funds Sold                           30,304           1,216      4.01%           36,420           1,076          2.95%
Net loans                                   135,077          12,275      9.09%          123,605          11,513          9.31%
                                           --------         -------     -----          --------         -------        ------
Total Interest earning assets               224,951          17,156      7.63%          211,993          16,072          7.58%
                                           --------         -------     -----          --------         -------        ------
Cash and due from banks                      12,455                                      12,123
Premises, equipment and other                 8,633                                      11,509
                                           --------                                    --------
                                           $246,029                                    $235,625
                                           ========                                    ========
Deposits:
   Demand - interest bearing               $ 46,103             954      2.07%         $ 46,643           1,082          2.32%
   Savings                                   29,097             736      2.53%           28,035             758          2.70%
   Time                                      79,786           3,106      3.89%           78,712           3,066          3.90%
Borrowings                                        0               0      0.00%              321              37         11.53%
                                           --------         -------     -----          --------         -------        ------
Total interest bearing liabilities          154,986           4,796      3.09%          153,711           4,943          3.22%
                                           --------         -------     -----          --------         -------        ------
Deposits - non-interest bearing              65,909                                      59,577
Other liabilities                             1,716                                       1,394
Stockholders' equity                         23,418                                      20,943
                                           --------                                    --------
                                           $246,029                                    $235,625
                                           ========                                    ========
Net interest earnings                                       $12,360                                     $11,129
                                                            =======                                     =======
Net yield on interest earning                                            5.49%                                           5.25%
 assets                                                                 =====                                          ======
Interest rate spread                                                     4.54%                                           4.36%
                                                                        =====                                          ======

                                                       DECEMBER 31, 1992
                                            ----------------------------------------
                                            AVG. BAL.       INTEREST       AVG. RATE
                                            ---------       --------       ---------
Investment Securities:
   Taxable                                    $ 34,099       $ 2,606            7.64%
   Non-taxable                                  10,237         1,092           10.67%
Due from CD's                                    2,889            76            2.63%
Federal Funds Sold                              26,094           892            3.42%
Net loans                                      123,369        12,022            9.75%
                                              --------       -------           -----
Total Interest earning assets                  196,688        16,688            8.48%
                                              --------       -------           -----
Cash and due from banks                         12,572
Premises, equipment and other                   10,184
                                              --------
                                              $219,444
                                              --------

Deposits:
   Demand - interest bearing                  $ 46,377         1,375            2.96%
   Savings                                      25,617           895            3.49%
   Time                                         76,195         3,593            4.72%
Borrowings                                         350            35           10.00%
                                              --------       -------           -----

Total interest bearing liabilities             148,539         5,898            3.97%
                                              --------       -------           -----

Deposits - non-interest bearing                 52,385
Other liabilities                                1,284
Stockholders' equity                            17,236
                                              --------

                                              $219,444
                                              ========
                                                             $10,790
                                                             =======
Net interest earnings

Net yield on interest earning                                                   5.49%
 assets                                                                         ====
Interest rate spread                                                            4.51%
                                                                                ====

Note: Average balances are based upon daily balances. The interest on non-taxable securities has been calculated on a fully taxable equivalent basis - 34% tax basis. Non accruing loans have been included in assets for these computations, thereby reducing yields on these investments.

  The following rate/volume variance has been allocated to the changes in rates. Non-accrual loans are included in the calculations made below. The interest on non-taxable investment income has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.


                                                                       RATE/VOLUME ANALYSIS
                                                          CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                           (IN THOUSANDS)

                                               DECEMBER 31, 1994                                  DECEMBER 31, 1993
                                 ---------------------------------------------     ---------------------------------------------
                                 CHANGES FROM      CHANGES IN      CHANGES IN      CHANGES FROM      CHANGES IN      CHANGES IN
                                  PRIOR YEAR         VOLUME           RATES         PRIOR YEAR         VOLUME           RATES
                                 -------------     -----------     -----------     -------------     -----------     -----------
Interest Income:
   Taxable securities                  $  399          $  610           $(211)            $  36           $ 664         $  (628)
   Non-taxable securities                (233)           (220)            (13)             (297)           (281)            (16)
   Due from CD's                           16              (6)             22               (30)            (35)              5
   Federal funds sold                     140            (181)            321               184             354            (170)
   Loans                                  762           1,059            (297)             (509)             23            (532)
                                       ------          ------           -----             -----           -----         -------
   Total interest income                1,084           1,262            (178)             (616)            725          (1,341)
                                       ------          ------           -----             -----           -----         -------

Interest expense:
   Deposits:
   Demand - interest bearing             (128)            (13)           (115)             (293)              8            (301)
   Savings                                (22)             27             (49)             (137)             83            (220)
   Time                                    40              48              (8)             (527)            119            (646)
Borrowings                                (37)            (37)              0                 2              (3)              5
                                       ------          ------           -----             -----           -----         -------
Total interest expense                   (147)             25            (172)             (955)            207          (1,162)
                                       ------          ------           -----             -----           -----         -------
Net interest expense                   $1,231          $1,237           $  (6)            $ 339             518            (179)
                                       ======          ======           =====             =====           =====         =======

LOAN PORTFOLIO
--------------

  The following tables show the composition of the loan portfolio at the end of the last five years and the loan maturity distribution as of December 31, 1994 (dollars in thousands):

                                                                      DECEMBER 31,
                                            -----------------------------------------------------------------
                                              1994          1993          1992          1991          1990
                                            ---------     ---------     ---------     ---------     ---------
Commercial and industrial                    $ 28,593      $ 27,935      $ 26,047      $ 25,715      $ 29,196
Real estate - construction                      7,205         2,997         2,145         2,690         1,836
Real estate - other                            80,472        68,837        65,842        64,958        60,233
Installment                                    27,786        27,428        29,322        29,216        26,461
Other                                             403           255           100           263           335
   Total loans, net of                       --------      --------      --------      --------      --------
      unearned discount                      $144,459      $127,452      $123,456      $122,842      $118,061
                                             ========      ========      ========      ========      ========

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                           1 YEAR         1 - 5         AFTER
                                            DUE IN:        OR LESS        YEARS        5 YEARS
                                                          ---------     ---------     ---------
Commercial and industrial loans                            $ 18,284      $  8,117      $  2,192
Real estate construction                                      1,980         5,225             0
                                                           --------      --------      --------

              Total                                        $ 20,264      $ 13,342      $  2,192
                                                           ========      ========      ========

Loans due after 1 year which have:
   Predetermined interest rates                                          $  7,590
   Floating or adjustable rates                                             7,944
                                                                         --------
    Total                                                                $ 15,534
                                                                         ========

LOAN PORTFOLIO COMPOSITION
--------------------------

  Total loans increased 13.3% from December 31, 1993 to December 31, 1994. Commercial and industrial loans increased $658,000 or 2.4%, real estate related loans increased $15,843,000, or 22.1%, and installment loans increased $358,000, or 1.3%.

  The composition of the loan portfolio at the end of the last three years is displayed in the following table:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                         1994         1993         1992
                                       --------     --------     --------
Commercial and industrial                 19.8%        21.9%        21.1%
Real estate - construction                 5.0%         2.4%         1.7%
Real estate - other                       55.7%        54.0%        53.3%
Individuals for household and
   other consumer purposes                19.2%        21.5%        23.8%
Other                                       .3%          .2%          .1%

Non-accrual loans and past due loans (90 days or more) totaled $1,215,000 and $128,000, respectively at December 31, 1994, as compared to $1,455,000 and $168,000, respectively at December 31, 1993.

PROVISION FOR CREDIT LOSSES
---------------------------

The allowance for credit losses at December 31, 1994 was $2,063,000 representing 1.43% of outstanding loans. A year earlier, this ratio was 1.56%. The provision for credit losses charged against earnings was $50,000 in 1994, $410,000 in 1993 and $1,165,000 in 1992. For the year 1994, the Company had net recoveries totaling $27,000 as compared to net losses of $149,000 and $1,519,000 for the years 1993 and 1992, respectively. During 1993 and 1992, the net charge-off ratio to average loans was .12% and 1.20%, respectively, as compared to a net-recovery ratio to average loans of .02% in 1994. The improving quality of the Subsidiary Bank's loan portfolio and net recovery position allowed it to decrease the provision for possible loan losses despite increased loan balances.

To a very large extent, the Subsidiary Bank loan portfolio remains secured and current re-appraisals of collateral value have been received and undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its non-performing assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

The transactions occurring in the allowance for credit losses for the five years ended December 31, 1994, including a breakdown of net charge-offs by type of loan, are as follows:


                                                      SUMMARY OF LOAN LOSS EXPERIENCE

                                                               (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                         1994         1993           1992         1991           1990
                                       -------      -------        --------     ---------      ---------
Average loans outstanding              $135,077      $125,476      $125,199       $123,056      $116,481
                                       ========      ========      ========       ========      ========

Loans outstanding at year-end          $144,459      $127,452      $123,456       $122,842      $118,061
                                       ========      ========      ========       ========      ========

Allowance at beginning of period       $  1,986      $  1,725      $  2,079       $  2,213      $  2,358
                                       --------      --------      --------       --------      --------

Provision charged to expense                 50           410         1,165            825           519
                                       --------      --------      --------       --------      --------

Loans charged off:
   Commercial and industrial               (175)         (197)         (441)          (583)         (651)
   Real estate - construction                 0             0             0              0             0
   Real estate - other                     (159)          (54)       (1,002)          (291)         (255)
   Installment                             (103)         (136)         (201)          (277)         (133)
   Other                                      0             0             0              0             0
                                       --------      --------      --------       --------      --------

      Total                                (437)         (387)       (1,644)        (1,151)       (1,039)
                                       --------      --------      --------       --------      --------

Loans recovered:
   Commercial and industrial                155           150            54             86           237
   Real estate - construction                 0             0             0              0             0
   Real estate - other                      296            44            20             54            97
   Installment                               13            44            51             52            41
   Other                                      0             0             0              0             0
                                       --------      --------      --------       --------      --------

      Total                                 464           238           125            192           375
                                       --------      --------      --------       --------      --------

Net loans (charged-off) recovered            27          (149)       (1,519)          (959)         (664)
                                       --------      --------      --------       --------      --------

Allowance at end of period             $  2,063      $  1,986      $  1,725       $  2,079      $  2,213
                                       ========      ========      ========       ========      ========

Ratios:

   Allowance as a percent of loans
      outstanding at year-end              1.43%         1.56%         1.40%          1.69%         1.87%

   Allowance as a percent of
      average loans                        1.53%         1.58%         1.38%          1.69%         1.90%

   Net loans charged-off (recovered)
      as a percent of average loans
      outstanding                          (.02%)        0.12%         1.20%          0.80%         0.50%

   Allowance as a percentage
      of nonperforming loans             153.60%       122.40%        78.70%         51.80%        52.30%

Management of the Subsidiary Bank continues to concentrate on identifying and addressing credit problems. Efforts have been undertaken and are ongoing to strengthen credit review policies and procedures. Intensive efforts are ongoing to ensure that any existing or identifiable developing problem loans receive the necessary effective attention. The Subsidiary Bank's procedures for reviewing the adequacy of its allowance for credit losses involve a review of lending policies and practices, the lending history of personnel involved in the lending process and the compliance by those personnel with the policies. Consideration also is given to (i) management's review of individual outstanding and proposed credits, (ii) the current size and composition of the loan portfolio, (iii) expectations of future economic conditions and their impact on particular industries and specific borrowers, (iv) the level and composition of non-performing loans, (v) evaluation of the underlying collateral for secured loans,
(vi) historical loan loss and recovery experience and (vii) comments made during regular examinations or audits by banking regulators, the Subsidiary Bank's internal loan review staff and independent auditors.

The allocation of the Subsidiary Bank's allowance for credit losses by loan category for the five years ended December 31, 1994 is presented in the following table (dollars in thousands):

                                                                     December 31,
                    --------------------------------------------------------------------------------------------------------------
                           1994                   1993                   1992                   1991                   1990
                    ------------------     ------------------     ------------------     ------------------     ------------------
                                 % of                   % of                   % of                   % of                   % of
                    Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans
                    -------     ------     -------     ------     -------     ------     -------     ------     -------     ------
Commercial
 and industrial      $  826      19.8%      $1,010      21.9%      $  463      21.1%      $1,424      20.9%      $1,295      24.7%

Real estate -
construction           *          5.0%        *          2.4%        *          1.7%           4       2.2%          22       1.6%
Real estate -
other                   751      55.7%         277      54.0%       1,051      53.3%         314      52.9%         666      51.0%
Installment             486      19.2%         699      21.5%         211      23.8%         337      23.8%         230      22.4%
Other                  *           .3%        *           .2%        *           .1%        *           .2%        *           .3%
                    -------     -----      -------     -----      -------     -----      -------     -----      -------     -----
Total                $2,063     100.0%      $1,986     100.0%      $1,725     100.0%      $2,079     100.0%      $2,213     100.0%
                     ======     =====       ======     =====       ======     =====       ======     =====       ======     =====


*Less than $1,000


NON-PERFORMING ASSETS
---------------------

All loans which cause management to have doubt as to the borrower's ability to substantially comply with present loan repayment terms are included in the schedule of non-performing loans.

Non-performing loans consist of loans on which interest is not being accrued; loans which are 90 days or more past due as to principal and/or interest payment and not yet in a non-accruing status. The policy of the Subsidiary Bank is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid. The Subsidiary Bank had no material renegotiated or troubled debt restructuring loans during the years 1990 through 1994.

The following table discloses information regarding non-performing assets for each of the last five years (in thousands):

                                                                DECEMBER 31,
                                        -------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                        --------     --------     --------     --------     ---------
Non-accrual loans                         $1,215       $1,455       $1,737       $3,394       $ 3,829
Past due 90 days or more                     128          168          456          621           401
                                          ------       ------       ------       ------       -------
   Total non-performing loans              1,343        1,623        2,193        4,015         4,230
Other Real Estate Owned                    1,461        1,578        3,037        5,090         6,284
                                          ------       ------       ------       ------       -------
   Total non-performing assets            $2,804       $3,201       $5,230       $9,105       $10,514
                                          ======       ======       ======       ======       =======

The Subsidiary Bank included in reported income for 1994, $1,059 of interest received on non-accrual loans. Had these loans paid interest at their original rates, the Subsidiary Bank would have reported $105,740 of interest on these non-accrual loans.

NON-INTEREST INCOME
-------------------

Non-interest income increased 8.7% in 1994 compared to an increase of 6.0% during 1993. Service charges on deposits, the largest component of non-interest income, decreased by 1.40% in 1994 as compared to an increase of 5.4% in 1993.

The components of the "other" categories of non-interest income consist of miscellaneous fees such as collection fees, credit card fees, safe deposit rentals, research fees, check printing income and wire transfer fees. These fees correlate to the level of transactions in each of the referenced categories. In addition, other operating income includes the fees charged for data processing by GSWDP. During 1994, data processing for three additional banks was provided and is responsible for the increase of $300,000, or 82.6%, in other operating income.

The following table sets forth by category the non-interest income and the percentage from the prior year for the most recent three years:

                                                           (IN THOUSANDS)
                                        1994                    1993                    1992
                                 -------------------     -------------------     -------------------
                                                %                       %                       %
                                 AMOUNT      CHANGE      AMOUNT      CHANGE      AMOUNT      CHANGE
                                 -------     -------     -------     -------     -------     -------
Service charges on
   deposit accounts               $2,353      (1.4)%      $2,387        5.4%      $2,264        2.9%
Other service
   charges and fees                  222       11.0%         200      (4.8)%         210      (4.1)%
Other operating income               663       82.6%         363       12.8%         321     (53.7)%
Securities transactions                0        0.0%          29       81.3%          16        0.0%
                                  ------      -----       ------      -----       ------     ------
      Total                       $3,238        8.7%      $2,979        6.0%      $2,811      (9.7)%
                                  ======      =====       ======      =====       ======     ======

NON-INTEREST EXPENSE
--------------------

Total non-interest expense decreased by 1.0% for 1994 as compared to an increase of 5.8% in 1993. The most significant percentage increases were in the categories of occupancy and furniture and equipment expense. These increases are primarily attributable to the expansion and remodeling of the Subsidiary Bank's primary banking facility.

The most significant decrease in expenses was in the category of other real estate expense. Although other real estate owned totaled $1,461,000 at December 31, 1994, as compared to $1,578,000 at December 31, 1993, reductions totaling approximately $1,017,000 had occurred before a loan was foreclosed in October 1994 resulting in an increase of $900,000.

The following table sets forth by category the operating expenses and the percentage change from the prior year for the most recent three years:

                                                                   (IN THOUSANDS)
                                                1994                     1993                    1992
                                        --------------------     --------------------     -------------------
                                                        %                        %                       %
                                         Amount      Change       Amount      Change      Amount      Change
                                        --------     -------     --------     -------     -------     -------
Salaries and employee benefits           $ 4,825        1.2%      $ 4,770       10.8%      $4,306        1.0%
Occupancy expense                          1,154       25.4%          920       15.9%         794      (3.4)%
Furniture and equipment
 expense                                     530       10.7%          479        4.6%         458     (22.5)%

Other real estate expense                    454     (52.3)%          951     (21.1)%       1,206       45.8%
Other operating expense                    3,430        1.7%        3,374        7.0%       3,155      (7.7)%
                                         -------     ------       -------     ------       ------     ------
Total                                    $10,393      (1.0)%      $10,494        5.8%      $9,919        0.0%
                                         =======     ======       =======     ======       ======     ======

INCOME TAXES
------------

At December 31, 1994, the Company has, for tax reporting purposes, investment tax credit carryforwards of approximately $96,000, net operating loss carryforwards of approximately $1,136,000 that expire on or before 2004 and alternative minimum tax credits of approximately $406,000.

BALANCE SHEET MANAGEMENT
------------------------

During 1994, total average earning assets increased $13.0 million or 6.1% from 1993. Average loans increased $11.5 million or 9.3% and average investment securities increased $7.8 million or 15.5%. These increases were partially funded by a decrease of $6.3 million or 19.9% in average short-term money market investments, which include federal funds sold and interest-bearing deposits in financial institutions. The remaining growth in average assets was funded by deposits and shareholders' equity, which expanded by an average balance of $7.9 million and $2.5 million, respectively.

During 1993, total average earning assets increased $15.3 million or 7.8% from 1992. Average loans increased $236,000 or .2% and average investment securities increased $6.1 million or 13.7%. Average short-term money market investments increased by $9.0 million or 31.1% (these investments include federal funds sold and interest-bearing deposits in financial institutions.) The increase in average earning assets was due to a $16.2 million increase in average total assets and a reduction in non-interest earning assets such as non-accrual loans and other real estate. The growth in average assets was funded by deposits and shareholders' equity, which expanded by an average balance of $12.4 million and $3.7 million, respectively.

The following table presents the Company's average balance sheet composition on a percentage basis:

BALANCE SHEET COMPOSITION -
PERCENTAGE OF TOTAL ASSETS                              1994       1993       1992
--------------------------                             ------     ------     ------
Investment securities:
   Taxable                                              21.4%      18.2%      15.5%
   Non-taxable                                           2.2        3.2        4.7
Due from CD's                                             .6         .7        1.0
Federal funds sold                                      12.3       15.4       11.9
Net loans                                               54.9       52.5       56.2
                                                       -----      -----      -----
   Total earning assets                                 91.4       90.0       89.3
Cash and due from banks                                  5.1        5.1        5.7
Premises, equipment and other                            3.5        4.9        5.0
                                                       -----      -----      -----
   Total Assets                                        100.0%     100.0%     100.0%
                                                       =====      =====      =====

PERCENTAGE OF TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
                                                        1994       1993       1992
                                                       -----      -----      -----
Deposits - interest bearing                             63.0%      65.1%      67.5%
Borrowings                                               0.0         .1         .2
                                                       -----      -----      -----
   Total interest bearing liabilities                   63.0       65.2       67.7
Deposits - non-interest bearing                         26.8       25.3       23.9
Other liabilities                                         .7         .6         .5
Stockholders' Equity                                     9.5        8.9        7.9
                                                       -----      -----      -----
   Total Liabilities and Stockholders' Equity          100.0%     100.0%     100.0%
                                                       =====      =====      =====

INVESTMENT SECURITIES
---------------------

The book and market values of investment securities held by the Company as of dates indicated are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                             ----------------------------------
                                               1994         1993         1992
                                             --------     --------     --------
Book Value:
  U.S. Treasury & Agencies                    $50,340      $44,096      $37,732
  States and Political Subdivisions             6,505        8,226        9,934
  Other                                             7            7            6
                                              -------      -------      -------
      Total                                   $56,852      $52,329      $47,672
                                              =======      =======      =======
Market Value                                  $55,766      $54,107      $48,981
                                              =======      =======      =======

On January 1, 1994, all bank holding companies were required to adopt the Financial Accounting Standard Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FASB No. 115 requires institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. The accounting standard provides a different accounting treatment for each category.

Held-to-maturity securities are those debt securities which an institution has the positive intent and ability to hold to maturity. These debt securities are reported at amortized cost.

Trading securities are those debt and equity securities that an institution buys and holds principally for the purpose of selling in the near term. Trading securities are reported at fair value, with unrealized changes in value reported directly in the income statement as a part of the institution's earnings.

Available-for-sale securities are those debt securities which the institution does not have the positive intent and ability to hold to maturity, yet does not intend to trade actively as part of its trading account. Available-for-sale securities must be reported at fair value with any unrealized appreciation or depreciation in the value of these securities, net of tax effects, reported directly as a separate component of equity capital. Thus, unrealized changes in the value of these securities will have no effect on the reported earnings of the bank holding company.

The following table shows as of December 31, 1994, the distribution of maturities and the weighted average interest yields to maturity of the Company's investment securities (dollars in thousands):

                                                                       HELD TO MATURITY
                                              ------------------------------------------------------------------
                                              U.S. TREASURY       STATES & POLITICAL SUBDIVISIONS
                                                                 ---------------------------------
                                                & AGENCIES           TAXABLE          NON-TAXABLE        TOTAL
                                              --------------     ---------------     -------------     ---------
Due within one year:
 Book Value                                         $ 8,267              $  530            $1,124       $ 9,921
 Market Value                                         8,208                 529             1,126         9,863
 Yield                                                 5.75%               5.58%             9.08%         6.08%
Due after one but within five years:
 Book Value                                         $32,576              $1,084            $2,771       $36,431
 Market Value                                        31,496               1,016             2,854        35,366
 Yield                                                 6.04%               4.97%            10.15%         6.32%
Due after five but within ten years:
 Book Value                                         $ 1,541              $   97            $  869       $ 2,507
 Market Value                                         1,520                  95               930         2,545
 Yield                                                 7.72%               8.10%            11.11%         8.90%
Due after ten years:
 Book Value                                         $     0              $    0            $   30       $    30
 Market Value                                             0                   0                30            30
 Yield                                                 0.00%               0.00%            10.42%        10.42%

                                                                               AVAILABLE FOR SALE
                                                                 ----------------------------------------------
                                                                 U.S. TREASURY
                                                                   & AGENCIES           OTHER           TOTAL
                                                                 --------------      ------------      --------
Due within one year:
 Book Value                                                              $6,494            $    7       $ 6,501
 Market Value                                                             6,494                 7         6,501
 Yield                                                                     4.18%             0.00%         4.18%
Due after one but within five years:
 Book Value                                                              $1,462            $    0       $ 1,462
 Market Value                                                             1,462                 0         1,462
 Yield                                                                     5.98%             0.00%         5.98%
Due after five but within ten years:
 Book Value                                                              $    0            $    0       $     0
 Market Value                                                                 0                 0             0
 Yield                                                                     0.00%             0.00%         0.00%
Due after ten years:
 Book Value                                                              $    0            $    0       $     0
 Market Value                                                                 0                 0             0
 Yield                                                                     0.00%             0.00%         0.00%

The interest on non-taxable investment securities has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.

LIQUIDITY MANAGEMENT
--------------------

Like any commercial bank, the liability structure of the Subsidiary Bank requires that it maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. The liquidity of Gulf Southwest is provided primarily by dividends from the Subsidiary Bank and GSWDP, income tax benefits and interest on time deposits in financial institutions. Sources of liquidity for the Subsidiary Bank are principally provided by maturing loans, deposits, cash, short-term investments, time deposits in other financial institutions, federal funds sold and profits. At December 31, 1994, the Subsidiary Bank had $14,957,000 in cash, $26,950,000 in federal funds sold, $1,494,000 in time deposits with other financial institutions and a $56,852,000 investment securities portfolio in which the market value was $1,086,000 less than the carrying value. The loan-to-deposit ratio was 63.9% at December 31, 1994 compared to 58.2% at December 31, 1993.

A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Gulf Southwest's Consolidated Statement of Cash Flows on pages 33 and 34 indicates the sources of these cash flows.

CAPITAL COMMITMENTS
-------------------

Gulf Southwest believes that it has sufficient capital and financial resources to meet its current and anticipated capital commitments.

DEPOSITS
--------

The most important source of the Subsidiary Bank's funds is deposits. The type of deposits that were in the Subsidiary Bank on a daily average basis and the related average rate paid during each of the last three years are broken down as follows (dollars in thousands):


                                              1994                   1993                   1992
                                       ------------------     ------------------     ------------------
                                                    RATE                   RATE                   RATE
                                        AMOUNT      PAID       AMOUNT      PAID       AMOUNT      PAID
                                       --------     -----     --------     -----     --------     -----
Demand - non-interest bearing           $65,909     0.00%      $59,577     0.00%      $52,385     0.00%
Demand - interest bearing                46,103     2.07%       46,643     2.32%       46,377     2.96%
Savings                                  29,097     2.53%       28,035     2.70%       25,617     3.49%
Time                                     79,786     3.89%       78,712     3.90%       76,195     4.72%

The following table provides certain information regarding certificates of deposit issued by the Subsidiary Bank in amounts equal to or exceeding $100,000 at December 31, 1994 (dollars in thousands):

Three (3) months or less                                 $ 8,910
Over three (3) months through six (6) months               3,428
Over six (6) months through twelve (12) months             3,380
Over twelve (12) months                                      825
                                                         -------
     Total                                               $16,543
                                                         =======

INTEREST RATE SENSITIVITY
-------------------------

The objectives of monitoring and managing the interest rate risk position of the balance sheet are to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution.

Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, market interest rate changes will be reflected more quickly in asset rates. If interest rates decline, such a position will normally have an adverse effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in rates will benefit net interest income.

One way to analyze interest rate risk is to evaluate the balance of the interest sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing represents a matched interest sensitivity position. Any excess of assets or liabilities results in an interest sensitivity gap. The purpose of this analysis is to be aware of the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time; when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.

The following table presents the interest sensitivity position of the Company at December 31, 1994 (dollars in thousands).

                                                   RATE SENSITIVE WITHIN                                     NONRATE
                                    ----------------------------------------------------
                                      30-DAY        90-DAY        180-DAY      ONE YEAR        TOTAL        SENSITIVE       TOTAL
                                    ----------     ---------     ---------     ---------     ----------     ---------     ---------
Earning Assets:
 Loan, Net of Unearned
  Discount                           $ 41,655       $ 4,389       $ 4,755       $10,646       $ 61,445       $ 83,014      $144,459
 Investment Securities                  1,250         4,750         3,855         6,567         16,422         40,430        56,852
 Federal Funds Sold                    26,950             0             0             0         26,950              0        26,950
 Other Earning Assets                   1,094           900             0             0          1,994              0         1,994
                                     --------       -------       -------       -------       --------       --------      --------
  Total Earning Assets                 70,949        10,039         8,610        17,213        106,811        123,444       230,255
                                     --------       -------       -------       -------       --------       --------      --------
Interest Bearing Liabilities:
 Interest-Bearing Deposits             87,412        15,161        17,078        22,683        142,334         11,747       154,081
                                     --------       -------       -------       -------       --------       --------      --------
  Total Interest-Bearing
   Liabilities                         87,412        15,161        17,078        22,683        142,334         11,747       154,081
                                     --------       -------       -------       -------       --------       --------      --------
Interest Sensitivity Gap             $(16,463)      $(5,122)      $(8,468)      $(5,470)      $(35,523)
                                     ========       =======       =======       =======       ========
Ratio of Earning Assets to
 Interest Bearing Liabilities            81.2%         66.2%         50.4%         75.9%          75.0%
                                     ========       =======       =======       =======       ========

The Company had a negative interest rate sensitive gap position in the 30-day period of $16.5 million. The cumulative rate sensitive gap position was a negative $35.5 million, which indicates that the Company may benefit from falling interest rates; conversely rising interest rates may have a negative impact upon the Company.

CAPITAL MANAGEMENT
------------------

The Board has adopted a system using the risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them to the appropriate risk weight.

The guidelines require that banking organizations achieve minimum ratios of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of certain "Tier 1" elements). Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for possible credit losses.

At December 31, 1994, the Company's ratio of "Tier 1" and total capital to risk-weighted assets were approximately 16.81% and 18.19%, respectively. Both ratios significantly exceed regulatory minimums.

The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):


                                                DECEMBER 31, 1994
                                               --------------------
                                                AMOUNT       RATIO
                                               ---------     ------
Tier 1 Capital                                  $ 25,227     16.81%
Tier 1 Capital Minimum Requirement                 6,001      4.00%
                                                --------     -----
Excess Tier 1 Capital                           $ 19,226     12.81%
                                                ========     =====
Total Capital                                   $ 27,290     18.19%
Total Capital Minimum Requirement                 12,003      8.00%
                                                --------     -----
Excess Total Capital                            $ 15,287     10.19%
                                                ========     =====
Risk Adjusted Assets, Net of Goodwill           $150,034
                                                ========

In addition to the risk-based capital guidelines, the Board and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio replaces the old standard of primary and secondary capital, and is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% "Tier 1" capital to adjusted total assets for banks with a CAMEL rating of 1 or for bank holding companies with a BOPEC rating of 1. All other institutions will be expected to maintain at least a 100 to 200 basis point cushion, i.e., these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1994 was 9.90% which also exceeds the regulatory minimum.

PENDING REGULATORY MATTERS
--------------------------

The FDIC has proposed a reduction in the premium rates paid by federally-insured banks to the FDIC. The new rates would be at various levels ranging from $.04 per $100 of deposits to $.23 per $100 deposits with the rate paid by each bank determined by its financial strength. If the premium rate reduction proposal is adopted, this would have a favorable impact on the net income of Gulf Southwest. In 1994, the Subsidiary Bank paid premiums of $477,000 based on a rate of $.23 per $100 of deposits. No assurance can be given as to whether the proposal will be adopted in its present form and, if adopted, at what rate the Subsidiary Bank will be assessed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                      PAGE
                                                                      ----

Report of Independent Auditors....................................     27

Gulf Southwest Bancorp, Inc. and Subsidiaries:

     Consolidated Balance Sheet - December 31, 1994  and 1993.....     28

     Consolidated Statement of Income -
          For each of the three years in the period
          ended December 31, 1994.................................     30

     Consolidated Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1994.................................     32

     Consolidated Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1994.................................     33

Gulf Southwest Bancorp, Inc. (Parent Company Only):

     Balance Sheet - December 31, 1994 and 1993...................     35

     Statement of Income -
          For each of the three years in the period
          ended December 31, 1994.................................     36

     Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1994.................................     32

     Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1994.................................     37

Notes to Financial Statements.....................................     38


     All other schedules or supplementary data are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                   HIDALGO, BANFILL, ZLOTNIK & KERMALI, P.C.
            C E R T I F I E D   P U B L I C   A C C O U N T A N T S
                          (Originally Founded in 1949)



Board of Directors and Shareholders
Gulf Southwest Bancorp, Inc.
Houston, Texas


                          Independent Auditors' Report
                          ----------------------------


We have audited the accompanying consolidated balance sheet of Gulf Southwest Bancorp, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994, and the balance sheet of Gulf Southwest Bancorp, Inc. (parent company only) as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Southwest Bancorp, Inc. and subsidiaries and the financial position of Gulf Southwest Bancorp, Inc. (parent company only) as of December 31, 1994 and 1993, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.



                              Hidalgo, Banfill, Zlotnik & Kermali, P.C.



Houston, Texas
January 30, 1995

     3555 TIMMONS LANE, SUITE 460 - HOUSTON, TEXAS 77027 - (713) 963-8008

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                            DECEMBER 31,
                                                   -------------------------------
                                                       1994              1993
                                                   -------------     -------------
Cash and due from banks (Note 3)                    $ 14,962,004      $ 12,046,668
Time deposits in financial institutions                1,994,000         1,294,000
Federal funds sold                                    26,950,000        40,775,000
Investment securities (Note 4):
   Held-to-maturity (Market value
       1994 - $47,802,547
       1993 - $54,106,371)                            48,888,543        52,328,819
   Available-for-sale (Market value
       1994 - $7,963,020)                              7,963,020                --

Loans (Note 5):
 Loans, net of unearned income
       of $2,945,396 in 1994 and
       $2,899,539 in 1993                            144,459,176       127,451,717
   Less allowance for possible loan
       losses                                          2,062,786         1,986,438
                                                    ------------      ------------
   Total loans, net                                  142,396,390       125,465,279

Bank premises and equipment (Note 6)                   4,620,923         4,198,328
Accrued interest receivable                            2,009,835         1,686,936
Excess of cost of subsidiaries over
   equity in net assets acquired, net
   of accumulated amortization of
   $264,076 in 1994 and $249,685
   in 1993                                               311,590           325,981
Real estate and other loan-related assets              1,469,272         1,578,441
Other assets                                           1,461,266         2,305,488
                                                    ------------      ------------
   Total Assets                                     $253,026,843      $242,004,940
                                                    ============      ============


See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                         1994               1993
                                                    --------------     --------------
Deposits:
   Non-interest bearing                              $ 71,983,647       $ 61,618,886
   Interest bearing (Note 7)                          154,080,631        157,323,252
                                                     ------------       ------------

                                                      226,064,278        218,942,138
Accrued interest, taxes and other
   liabilities                                          1,423,467          1,131,049
                                                     ------------       ------------
   Total Liabilities                                  227,487,745        220,073,187
                                                     ------------       ------------
Commitments and Contingencies (Note 10)                        --                 --

Stockholders' Equity (Notes 8 and 11):
   Preferred stock $20 par value,
       authorized 2,000,000 shares                             --                 --

   Common stock, $1 par value,
       authorized 10,000,000 shares,
       issued 1,281,650 shares in 1994
       and in 1993                                      1,281,650          1,281,650

   Paid-in capital                                      8,630,862          8,630,862

   Retained earnings                                   16,002,758         12,289,467
   Net unrealized gain (loss) on
   securities available-for-sale
   (net of income taxes)                                  (62,728)                --
                                                     ------------       ------------
                                                       25,852,542         22,201,979
Less cost of stock held in treasury:
   Common, 23,014 shares in 1994 and
       20,407 in 1993                                    (313,444)          (270,226)
                                                     ------------       ------------
Total Stockholders' Equity                             25,539,098         21,931,753
                                                     ------------       ------------
Total Liabilities and Stockholders' Equity           $253,026,843       $242,004,940
                                                     ============       ============

See notes to financial statements.


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                         1994             1993             1992
                                                     ------------     ------------     ------------
Interest Income:
 Interest and fees on loans                           $12,274,698      $11,512,713      $12,022,258
 Investment securities:
   Taxable interest                                     3,041,308        2,641,958        2,605,724
   Non-taxable interest                                   370,726          524,996          720,696
 Time deposits with financial institutions                 62,363           45,730           76,186
 Federal funds sold                                     1,216,142        1,076,099          891,837
                                                      -----------      -----------      -----------
   Total Interest Income                               16,965,237       15,801,496       16,316,701
                                                      -----------      -----------      -----------
Interest Expense:
 Deposits                                               4,796,133        4,906,504        5,862,735
 Long-term borrowings                                          --           36,534           35,000
                                                      -----------      -----------      -----------
   Total Interest Expense                               4,796,133        4,943,038        5,897,735
                                                      -----------      -----------      -----------
Net interest income                                    12,169,104       10,858,458       10,418,966
Provision for possible loan losses (Note 5)                50,000          410,000        1,165,000
Net interest income after provision for               -----------      -----------      -----------
 possible loan losses
                                                       12,119,104       10,448,458        9,253,966
                                                      -----------      -----------      -----------
Non-interest Income:
 Service charges on deposit accounts                    2,353,282        2,387,457        2,264,425
 Other service charges and fees                           222,001          200,414          209,780
 Other operating income                                   662,771          362,421          320,967
 Securities transactions (Note 4)                              --           28,793           15,714
                                                      -----------      -----------      -----------
   Total Non-interest Income                            3,238,054        2,979,085        2,810,886
                                                      -----------      -----------      -----------
Non-interest Expense:
 Salaries and employee benefits                         4,825,183        4,769,640        4,306,313
 Occupancy expense                                      1,153,620          919,686          794,328
 Furniture and equipment expense                          529,730          479,420          457,925
 Other real estate expense                                454,216          950,786        1,206,165
 Other operating expense (Note 14)                      3,430,091        3,374,888        3,154,451
                                                      -----------      -----------      -----------
   Total Non-interest Expenses                         10,392,840       10,494,420        9,919,182
                                                      -----------      -----------      -----------

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                  CONSOLIDATED STATEMENT OF INCOME (CONTINUED)
                  --------------------------------------------


                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1993            1992
                                                      -----------     -----------     -----------
Income before income taxes and                          4,964,318       2,933,123       2,145,670
   cumulative effect of an accounting change
Provision for income taxes (Note 9)                       999,300         512,500         241,500
                                                       ----------      ----------      ----------
Income before cumulative effect of an                   3,965,018       2,420,623       1,904,170
   accounting change
Cumulative effect of an accounting
   change (Note 9)                                             --              --       2,469,500
                                                       ----------      ----------      ----------
Net Income                                             $3,965,018      $2,420,623      $4,373,670
                                                       ==========      ==========      ==========
Weighted Average Number of Common
   Shares Outstanding                                   1,258,636       1,261,731       1,261,775
                                                       ==========      ==========      ==========
Net Income per Common Share:
   Income before cumulative effect of an               $     3.15      $     1.92      $     1.51
      accounting change
   Accounting Change                                           --              --            1.96
                                                       ----------      ----------      ----------
     Net Income                                        $     3.15      $     1.92      $     3.47
                                                       ==========      ==========      ==========


See notes to financial statements.

          GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES (CONSOLIDATED)
          ------------------------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                                                                                           NET
                                                                                                       UNREALIZED
                                                                                                       GAIN(LOSS)
                                                                                                           ON
                                                                                                       SECURITIES
                                    PREFERRED        COMMON          PAID-IN           RETAINED        AVAILABLE-        TREASURY
                                      STOCK          STOCK            STOCK            EARNINGS         FOR-SALE          STOCK
                                    ---------     ------------     ------------     --------------     -----------     ------------
Balance at January 1, 1992          $      --       $1,281,650       $8,630,862       $ 5,621,298      $       --        $(270,226)
Net Income                                 --               --               --         4,373,670              --               --
                                    ---------       ----------       ----------       -----------      ----------        ---------
Balance at December 31, 1992               --        1,281,650        8,630,862         9,994,968              --         (270,226)
Net Income                                 --               --               --         2,420,623              --               --
Cash dividend paid -
   common stock, $.10 per share            --               --               --          (126,124)             --               --
Acquired 532 shares of
   treasury stock                          --               --               --                --      ----------               --
                                    ---------       ----------       ----------       -----------              --        ---------
                                                                                                       ----------
Balance at December 31, 1993               --        1,281,650        8,630,862        12,289,467              --         (270,226)
Net Income                                 --               --               --         3,965,018              --               --
Cash dividend paid -
   common stock, $.20 per share            --               --               --          (251,727)             --               --
Change in accounting method
   (Note 4)                                --               --               --                --          49,656               --
Net change in unrealized losses on
   investment securities available
   for sale                                --               --               --                --        (112,384)              --
Acquired 2,607 shares of
   treasury stock                          --               --               --                --              --          (43,218)
                                    ---------       ----------       ----------       -----------      ----------        ---------
Balance at December 31, 1994        $      --       $1,281,650       $8,630,862       $16,002,758       $ (62,728)       $(313,444)
                                    =========       ==========       ==========       ===========      ==========        =========

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                               1994              1993              1992
                                                           -------------     -------------     -------------
Cash Flows From Operating Activities:
Net income                                                 $  3,965,018      $  2,420,623      $  4,373,670
                                                           ------------      ------------      ------------
Adjustments to Reconcile Net Income to
   Cash Flows from Operating Activities:
   Provision for possible loan losses                            50,000           410,000         1,165,000
   Discount (accretion) amortized to income                     465,510           383,578            83,041
   (Gain) Loss on sale of investment securities                      --           (28,793)          (15,714)
   Depreciation and amortization                                520,777           428,566           395,061
   Loss (Gain) on sale of premises and equipment                (10,475)           50,689             6,696
   Provision for losses on real estate and other
      loan-related assets                                       245,343           654,438         1,146,174
   (Gain) Loss on sale of real estate and other
      loan-related assets                                         1,571           (42,798)         (196,273)
   (Increase) Decrease in accrued interest
      receivable                                               (322,899)          (32,006)          144,782
   Decrease (Increase) in other assets                          876,537           153,948        (2,057,517)
   Increase (Decrease) in accrued interest, taxes
      and other liabilities                                     292,418           166,310           (58,697)
                                                           ------------      ------------      ------------
   Total Adjustments                                          2,118,782         2,143,932           612,553
                                                           ------------      ------------      ------------
Net Cash Flows from Operating Activities                      6,083,800         4,564,555         4,986,223
                                                           ------------      ------------      ------------
Cash Flows from Investing Activities:
   Net decrease (increase) in time deposits in
      financial institutions                                   (700,000)          648,000           196,000
   Proceeds from sales of held-to-maturity
      investment securities                                          --           745,000                --
   Proceeds from the maturities of held-to-
      maturity investment securities                          6,830,000        13,548,450        16,303,100
   Proceeds from the sales of available-for-sale
      investment securities                                          --                --                --
   Proceeds from the maturities of available-for-
      sale investment securities                              7,500,000                --                --
   Purchase of held-to-maturity investment
      securities                                            (17,924,547)      (19,305,243)      (23,729,106)
   Purchase of available-for-sale investment
      securities                                             (1,488,750)               --                --
   Net (increase) decrease in loans                         (17,417,795)       (3,259,252)       (1,473,164)
   Rebates paid to customers                                   (470,934)         (594,272)         (784,841)
       Recoveries of loans charged-off                          464,273           237,664           125,447
   Proceeds from sale of premises and equipment                  28,300            62,887           133,668
       Capital expenditures                                    (946,806)         (724,762)         (762,884)
   Proceeds from sale of real estate and other
      loan-related assets                                       305,600           318,704         1,102,759
                                                           ------------      ------------      ------------
Net Cash Flows From Investing Activities                    (23,820,659)       (8,322,824)       (8,889,021)
                                                           ------------      ------------      ------------

See notes to financial statements.

                                                                        Year Ended December 31,
                                                           ------------------------------------------------
                                                                1994               1993             1992
Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                        7,122,140        10,974,419         9,305,516
   Repayment of long-term borrowings                                 --          (350,000)               --
   Purchase of treasury stock                                   (43,218)               --                --
   Dividends paid                                              (251,727)         (126,124)               --
                                                           ------------       -----------       -----------
Net Cash Flows From Financing Activities                      6,827,195        10,498,295         9,305,516
                                                           ------------       -----------       -----------
Net Increase (decrease) in Cash and Cash
   Equivalents                                              (10,909,664)        6,740,026         5,402,718
Cash and Cash Equivalents at Beginning of Period             52,821,668        46,081,642        40,678,924
                                                           ------------       -----------       -----------
Cash and Cash Equivalents at End of Period                 $ 41,912,004       $52,821,668       $46,081,642
                                                           ============       ===========       ===========
Interest Paid                                              $  4,814,583       $ 4,907,871       $ 6,083,741
                                                           ============       ===========       ===========
Federal Income Taxes Paid                                  $    289,000       $    12,000       $    55,000
                                                           ============       ===========       ===========
Non-Cash Transactions:
Bank loans for real estate and other loan-related
   assets sold                                             $    749,330       $   971,700       $ 1,412,832
Foreclosed properties transferred to real estate
   and other loan related assets                           $  1,216,352       $   449,828       $ 1,440,409
Investment securities transferred to securities
   available-for-sale                                      $ 14,185,179      $         --       $         --

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------

                                                                               DECEMBER 31,
                                                                      -------------------------------
                                                                          1994              1993
                                                                      -------------     -------------
Cash                                                                   $   213,062       $   395,477
Certificates of Deposit                                                    500,000               --
Due from non-bank subsidiary                                               104,256            78,256
Due from bank subsidiary                                                   841,800           418,500
Investment in subsidiaries:
 Bank                                                                   23,021,849        19,332,037
 Non-bank                                                                       --           202,769
Excess of cost of subsidiaries over equity in net assets
 acquired, net of accumulated amortization of $264,076
 in 1994 and $249,685 in 1993                                              311,590           325,981
Deferred tax asset                                                         728,679         1,228,079
                                                                       -----------       -----------
  Total Assets                                                         $25,721,236       $21,981,099
                                                                       ===========       ===========

                    LIABILITIES AND STOCKHOLDERS EQUITABLE
                    --------------------------------------
Accrued expenses                                                       $   138,666       $    49,346
Due to Bank subsidiary                                                      43,472                --
                                                                       -----------       -----------
  Total Liabilities                                                        182,138            49,346
                                                                       -----------       -----------
Commitments and Contingencies (Note 10)                                         --                --

Stockholders' Equity (Notes 8 and 11):
 Preferred stock, $20 par value, authorized 2,000,000 shares                    --                --

 Common stock, $1 par value, authorized 10,000,000 shares,
  issued 1,281,650 shares in 1994 and in 1993                            1,281,650         1,281,650
 Paid-in capital                                                         8,630,862         8,630,862
 Retained earnings                                                      16,002,758        12,289,467
 Net unrealized gain (loss) on securities available-for-sale
  (net of income taxes)                                                    (62,728)               --
                                                                       -----------       -----------
                                                                        25,852,542        22,201,979
 Less cost of stock held in treasury:
  Common, 23,014 shares in 1994 and 20,407 in 1993                        (313,444)         (270,226)
                                                                       -----------       -----------
  Total Stockholders' Equity                                            25,539,098        21,931,753
                                                                       -----------       -----------
Total Liabilities and Stockholder's Equity                             $25,721,236       $21,981,099
                                                                       ===========       ===========

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1994             1993             1992
                                                                ------------     ------------     ------------
Interest income                                                  $   14,097       $    5,140       $    7,812
Expenses:
   Interest                                                              --           36,534           35,000
   Other operating expenses                                         177,276           50,175           63,195
                                                                 ----------       ----------       ----------
                                                                    177,276           86,709           98,195
                                                                 ----------       ----------       ----------
Income (loss) before income tax benefit and equity in
   undistributed income of subsidiaries and cumulative
   effect of an accounting change                                  (163,179)         (81,569)         (90,383)
Income tax benefit                                                  621,900          328,000          103,800
                                                                 ----------       ----------       ----------
Income (loss) before equity in undistributed income of
   subsidiaries and cumulative effect of an accounting
   change                                                           458,721          246,431           13,417
Equity in undistributed income of subsidiaries                    3,506,297        2,174,192        2,520,053
                                                                 ----------       ----------       ----------
Income before cumulative effect of an accounting
   change                                                         3,965,018        2,420,623        2,533,470
Cumulative effect of an accounting change (Note 9)                       --               --        1,840,200
                                                                 ----------       ----------       ----------
Net income                                                       $3,965,018       $2,420,623       $4,373,670
                                                                 ==========       ==========       ==========

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                             (PARENT COMPANY ONLY)
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                      1994                  1993                  1992
                                                              ---------------       ---------------       ---------------
Cash Flows from Operating Activities:

Net Income                                                    $     3,965,018       $     2,420,623       $     4,373,670

Adjustments to Reconcile Net Income to Cash
   Flows From Operating Activities:
     Equity in undistributed income of subsidiaries                (3,506,297)           (2,174,192)           (2,520,053)
     Amortization                                                      14,390                14,391                14,390
     Increase (Decrease) in accrued expenses                           89,319                49,346                    --
     (Increase) in other assets                                      (449,300)             (216,501)             (198,766)
     Decrease (Increase) in deferred tax asset                        499,400               547,154            (1,775,233)
                                                              ---------------       ---------------       ---------------

Net Cash Flows From Operating Activities                              612,530               640,821              (105,992)
                                                              ---------------       ---------------       ---------------

Cash Flows From Financing Activities:
   Payments on long-term borrowings                                        --              (350,000)                   --
   Purchase of treasury stock                                         (43,218)                   --                    --
   Dividends paid                                                    (251,727)             (126,124)                   --
                                                              ---------------       ---------------       ---------------

Net Cash Flow From Financing Activities                              (294,945)             (476,124)                   --
                                                              ---------------       ---------------       ---------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                                   317,585               164,697              (105,992)
Cash and Cash Equivalents at Beginning
   of Year                                                            395,477               230,780               336,772
                                                              ---------------       ---------------       ---------------

Cash and Cash Equivalents at End of Year                      $       713,062       $       395,477       $       230,780
                                                              ===============       ===============       ===============

Interest Paid                                                 $            --       $        36,534       $        35,000
                                                              ===============       ===============       ===============

Taxes Paid                                                    $       289,000       $        12,000       $        55,000
                                                              ===============       ===============       ===============


See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and reporting policies of Gulf Southwest Bancorp, Inc. (Company) and its subsidiaries conform to generally accepted accounting principles and practices within the banking industry. The Company and its subsidiaries provide banking and data processing services to its customers in the greater Houston, Texas metropolitan area. A summary of the more significant accounting policies follows:

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary, Gulf Southwest Nevada Bancorp, Inc. and its wholly-owned subsidiaries Merchants Bank and G.S.W. Data Processing, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in subsidiaries are accounted for on the equity method of accounting in the Parent Company Only financial statements.

INVESTMENT SECURITIES
---------------------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Investment securities that may be sold in response to or in anticipation of changes in interest rates or other factors are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported net of applicable income taxes as a separate component of stockholders' equity. At December 31, 1993, securities available-for-sale were carried at amortized cost. Securities that the Company has the intent and ability to hold to maturity continue to be carried at amortized cost.

Interest income on investment securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in securities transactions.

LOANS
-----

Loans are stated at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest on commercial and real estate loans is accrued over the term of the loan based on the amount of principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Interest income on installment loans is computed primarily on sum-of-the-months-digit method which, in the aggregate, does not differ materially from the interest method. Net loan origination and commitment fees are being deferred over the contractual life of the loans as an adjustment of the yield.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
----------------------------------

The allowance for possible loan losses is established by a charge to income as a provision for loan losses. Actual loan losses or recoveries are charged or credited directly to this allowance. The amount of the allowance is determined based upon evaluation of the loan portfolio, a review of past loan loss experience and management's judgment with respect to current and expected economic conditions and their potential impact on the loan portfolio.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

BANK PREMISES AND EQUIPMENT
---------------------------

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets. Amortization of leasehold improvements is based on the estimated useful lives of the improvements or the term of the respective lease, whichever is shorter. At the time of a retirement or sale, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in income. Maintenance and repairs are charged to expense as incurred. Renewals and betterments, expenditures which generally increase the value of the property or extend its useful life, are capitalized.

REAL ESTATE AND OTHER LOAN-RELATED ASSETS
-----------------------------------------

Real estate and other loan-related assets are stated at the lower of cost or estimated fair value, less the estimated costs to sell. Any reduction from cost (loan value) to estimated fair value at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent valuation adjustments are charged to current earnings through the provision for revaluation of real estate and other loan-related assets or are charged directly to expense in the period in which they are identified. Losses on dispositions are recognized in the period of occurrence while gains are not recognized until all criteria for income recognition have been met. Also, any income received or expense incurred during the period the assets are owned is recognized as income or expense during the period in which it is received or incurred and is included in other real estate expense.

EXCESS OF COST OVER EQUITY IN NET ASSETS ACQUIRED
-------------------------------------------------

The fair value of the net assets acquired in transactions accounted for as purchases is recorded as an investment by the parent company. The excess of the cash or market value of the consideration given in the transaction over the fair value of the net assets acquired is recorded as the excess of cost over fair value of assets acquired, which is amortized into other operating expenses on a straight-line basis over a period of 40 years.

INCOME TAXES
------------

The Company and its subsidiaries file a consolidated Federal income tax return. The subsidiaries record income tax expense by applying the statutory tax rate to their income as adjusted for tax exempt interest and other temporary differences and remit the portion of Federal income taxes currently due to the parent company. The parent company records, as a tax benefit, the difference between total taxes reflected by the subsidiaries and the consolidated provision for income taxes. Deferred tax assets and liabilities are recognized for balance sheet basis differences for tax and financial reporting purposes. The deferred taxes represent future tax return consequences of those differences. Investment tax credits are recognized as a reduction of Federal income taxes when such credits are utilized.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

EARNINGS PER SHARE
------------------

Earnings per share of common stock are computed by dividing earnings by the weighted average number of shares outstanding during the year.

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

RECLASSIFICATIONS
-----------------

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.

NOTE 2 - AGREEMENT AND PLAN OF MERGER
-------------------------------------

In November 1994, the Company, through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc., entered into an agreement and plan of merger with Texas Gulf Coast Bancorp, Inc. When the merger becomes effective Texas Gulf Coast Bancorp, Inc. will merge into Gulf Southwest Nevada Bancorp, Inc. and its separate existence will cease.

The effective date of the merger will be after approval is received from the Federal Reserve Bank and the approval of the shareholders of both companies.

The merger transaction will be recorded using the purchase method of accounting. If the merger had taken place as of December 31, 1994, a pro forma condensed consolidated balance sheet would have been as follows:

                                                               [In thousands]
                                                               --------------
Assets:
   Cash and due from banks                                           $ 28,687
   Time deposits in banks                                               1,994
   Federal funds sold                                                  49,105
   Investment securities                                              143,148
   Loans                                                              220,067
   Other assets                                                        18,152
                                                                     --------

      Total Assets                                                   $461,153
                                                                     ========
Liabilities:
   Deposits                                                          $411,929
   Other liabilities                                                    2,895
   Borrowings                                                           2,950
                                                                     --------
      Total Liabilities                                               417,774
Stockholders' Equity                                                   43,379
                                                                     --------

           Total Liabilities and Stockholders' Equity                $461,153
                                                                     ========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 2 - AGREEMENT AND PLAN OF MERGER (CONTINUED)
-------------------------------------------------

Effective November 30, 1994, the Company contributed its investment in Merchants Bank and G.S.W. Data Processing, Inc., its wholly owned subsidiaries, to Gulf Southwest Nevada Bancorp, Inc., a newly formed, wholly owned, bank holding company subsidiary.


NOTE 3 - RESERVE REQUIREMENTS
-----------------------------

Cash and due from banks of approximately $ 5,245,000 and $ 4,530,000 at December 31, 1994 and 1993, respectively, were maintained to satisfy regulatory reserve and other requirements.


NOTE 4 - INVESTMENT SECURITIES
------------------------------

On January 1, 1994, the Company adopted SFAS 115, which addresses the accounting for investments in debt and equity securities. Such securities are classified in three categories and accounted for as follows: debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost; debt and equity securities bought and held principally for the purpose of reselling, of which the Company has none, are classified as trading securities and are carried at fair value, with unrealized gains and losses included in income; debt or equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are carried at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholders' equity.

Prior to the adoption of SFAS 115, all investment securities were carried at amortized cost.

As a result of the adoption of SFAS 115, debt securities in the amount of $ 14,185,179 that were previously carried at amortized cost are measured at fair value.

HELD-TO-MATURITY INVESTMENT SECURITIES:
---------------------------------------

The amortized cost and estimated fair value of held-to-maturity investment securities were as follows:

                                                     Gross Unrealized
                                 Amortized       -------------------------        Fair
                                    Cost           Gains         Losses           Value
                                ------------     ---------     -----------     ------------
December 31, 1994:

U.S.Treasury and other
  U.S. Government
  agencies                       $42,383,642      $ 12,367      $1,173,439      $41,222,570
State, county and
  municipal
  obligations                      6,504,901       147,533          72,457        6,579,977
                                 -----------      --------      ----------     ------------

                                 $48,888,543      $159,900      $1,245,896      $47,802,547
                                 ===========      ========      ==========     ============

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 4 - INVESTMENT SECURITIES (CONTINUED)
------------------------------------------

HELD-TO-MATURITY INVESTMENT SECURITIES: (CONTINUED)
---------------------------------------------------


                                                     Gross Unrealized
                                 Amortized       ------------------------        Fair
                                    Cost            Gains         Losses         Value
                                ------------     -----------     --------     ------------
December 31, 1993:

U.S.Treasury and other
  U.S. Government
  agencies                       $44,096,005      $1,408,380      $18,230      $45,486,155
State, county and
  municipal
  obligations                      8,226,314         390,875        3,473        8,613,716
Other                                  6,500              --           --            6,500
                                 -----------     -----------     --------     ------------

                                 $52,328,819      $1,799,255      $21,703      $54,106,371
                                 ===========     ===========     ========     ============

AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
-----------------------------------------

The amortized cost and estimated fair value of available-for-sale investment securities were as follows:

                                                     Gross Unrealized
                                 Amortized       ------------------------        Fair
                                    Cost            Gains         Losses         Value
                                ------------     -----------     --------     ------------
December 31, 1994:

U.S.Treasury and other
  U.S. Government
  agencies                       $8,051,563       $--              $95,043      $7,956,520
Other                                 6,500        --                   --           6,500
                                -----------     -----              -------     -----------

                                 $8,058,063       $--              $95,043      $7,963,020
                                ===========     =====              =======     ===========

Cash proceeds from the maturity and sales of held-to-maturity investment securities during 1994, 1993 and 1992 were $6,830,000, $14,293,450 and
$16,303,100, respectively. Cash proceeds from the maturity and sales of available-for-sale investment securities during 1994 was $7,500,000. The Company had no gross gains or losses from matured or sold held-to-maturity or available-for-sale securities during 1994. Net gains from investment securities matured or sold in 1993 amounted to $28,793 (gross gains of $61,419 and gross losses of $32,626), and a net gain of $15,714 (gross gains of $19,201 and gross losses of $3,487) in 1992.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 4 - INVESTMENT SECURITIES (CONTINUED)
------------------------------------------

The amortized cost and estimated fair value of investment securities at December 31, 1994 by contractual maturity were as follows:

                                              Held-to-Maturity               Available-for-Sale
                                       ----------------------------     ---------------------------
                                       Amortized           Fair          Amortized          Fair
                                          Cost            Value            Cost            Value
                                      ------------     ------------     -----------      ----------

Due in one year or less                $ 9,921,680      $ 9,863,165      $6,559,512      $6,494,216
Due after one year through
  five years                            36,429,992       35,365,434       1,492,051       1,462,304
Due after five years through
  ten years                              2,506,871        2,543,826              --              --
Due after ten years                         30,000           30,122           6,500           6,500
                                       -----------      -----------      ----------      ----------

Total Investment Securities            $48,888,543      $47,802,547      $8,058,063      $7,963,020
                                       ===========      ===========      ==========      ==========

Investment securities with amortized costs of $ 6,220,306 and $ 3,728,987 at December 31, 1994 and 1993, were pledged to secure public deposits and for other purposes as required by law.


NOTE 5 - LOANS
--------------
The loan portfolio was comprised of the following categories at December 31:

                                                                                                1994               1993
                                                                                            ------------       ------------

Commercial and industrial                                                                   $ 28,592,898       $ 27,934,861
Real estate - construction                                                                     7,205,357          2,997,329
Real estate - other                                                                           80,471,985         68,836,580
Installment loans                                                                             30,731,534         30,327,248
Other loans                                                                                      402,798            255,238
                                                                                            ------------       ------------

  Total loans                                                                                147,404,572        130,351,256

Less:
  Unearned income                                                                             (2,945,396)        (2,899,539)
  Allowance for possible
    loan losses                                                                               (2,062,786)        (1,986,438)
                                                                                            ------------       ------------

Net Loans                                                                                   $142,396,390       $125,465,279
                                                                                            ============       ============

                GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                ---------------------------------------------
                                     AND
                                     ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------



NOTE 5 - LOANS (CONTINUED)
--------------------------

Loans on which interest was not being accrued amounted to $ 1,215,347 and $1,454,922 at December 31, 1994 and 1993, respectively. Interest income loss on non-performing loans was $ 104,680, $ 173,595 and $ 309,017 for the years ended December 31, 1994, 1993 and 1992, respectively.

Some of the directors and executive officers of the Company and its subsidiaries and their related parties are loan customers at the Company's subsidiary bank. In management's judgment, such borrowings were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve other than normal risk of collectibility.


An analysis of loans to these parties, exclusive of loans to such persons that in the aggregate do not exceed $ 60,000, is as follows:

                                                    1994              1993
                                                    ----              ----
Balance at beginning of year                     $ 3,294,546       $ 2,866,935
New loans                                          2,815,617         2,210,629
Amounts collected                                 (2,010,980)       (1,783,018)
Loans to customers no
  longer related
  parties and other                                  (15,509)               --
                                                  ----------       -----------

Balance at end of year                           $ 4,083,674       $ 3,294,546
                                                 ===========       ===========

Transactions in the allowance for possible loan losses were as follows:

                                    1994              1993            1992
                                ----------       -----------       -----------

Balance at beginning of ye      $1,986,438       $ 1,725,384       $ 2,079,094
Provision charged to expense        50,000           410,000         1,165,000
Loan losses:
  Charge-offs                     (437,925)         (386,610)       (1,644,157)
  Recoveries                       464,273           237,664           125,447
                                ----------       -----------       -----------

Net loan losses                     26,348          (148,946)       (1,518,710)
                                ----------       -----------       -----------

Balance at end of year          $2,062,786       $ 1,986,438       $ 1,725,384
                                ==========       ===========       ===========

In 1994, the Financial Accounting Standards Board issued Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan and No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. The Company will adopt these new standards on January 1, 1995. The adoption of these new standards will have no material effect on the Company's financial position or results of operations.

                GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                ---------------------------------------------
                                     AND
                                     ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------



NOTE 6 - BANK PREMISES AND EQUIPMENT
------------------------------------

Bank premises and equipment were comprised of the following at December 31:


                                          Estimated
                                         Useful Lives         1994             1993
                                         ------------     ------------     ------------

Land                                              --      $   831,304      $   831,304
Bank premises and leasehold
  improvements                           5 to 40 yrs.       4,616,478        4,113,283
Furniture and equipment                  3 to 10 yrs.       3,624,676        3,568,046
Automobiles                               3 to 5 yrs.         273,144          247,616
Construction in progress                                           --          409,727
Less - accumulated depreciation
  and amortization                                         (4,724,679)      (4,971,648)
                                                          -----------      -----------

Net balance at end of year                                $ 4,620,923      $ 4,198,328
                                                          ===========      ===========

Depreciation and amortization charged to operating expense was $ 506,385 in 1994, $ 414,175 in 1993, and $ 380,671 in 1992.


NOTE 7 - INTEREST BEARING DEPOSITS
----------------------------------

Interest bearing deposits were comprised of the following categories at December 31:



                                     1994              1993
                                 -------------     -------------

Interest bearing demand           $ 45,897,535      $ 49,000,325
Savings                             28,481,431        28,611,322
Time                                63,158,385        66,365,482
Time over $100,000                  16,543,280        13,346,123
                                  ------------      ------------

                                  $154,080,631      $157,323,252
                                  ============      ============

NOTE 8 - DIVIDENDS FROM SUBSIDIARIES
------------------------------------

Substantially all  of the  retained earnings  of the Company represent
undistributed net  income of  subsidiaries.   Dividends  paid  by  the Company's
subsidiary  bank are  subject to  restrictions  by  certain regulatory agencies.

                GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                ---------------------------------------------
                                     AND
                                     ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------



NOTE 9 - FEDERAL INCOME TAXES
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992. The cumulative adjustment resulted in a tax benefit of $ 2,469,500.

Deferred income tax provision (benefit) results from differences between amounts of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, are as follows:


                                                                   1994            1993
                                                               ----------        --------

Deferred Tax Assets:
   Carrying value of other real estate owned                   $  283,500      $  483,200
   Allowance for possible loan losses                             176,500         159,500
   Net operating tax loss carryforward                            227,200       1,041,900
   Investment tax credit                                           95,800          95,800
   Alternative minimum tax credit                                 406,000          90,300
   Unrealized investment securities gain (loss)                    32,300              --
                                                               ----------     -----------

                                                                1,221,300       1,870,700
                                                               ----------     -----------
Deferred Tax Liability:
   Accretion on municipal bonds                                    51,900          64,300
                                                               ----------     -----------

Net Deferred Tax                                               $1,169,400      $1,806,400
                                                               ==========     ===========

No valuation allowance was recognized in that the deferred tax assets should be realized in future years.

The consolidated  provision for income taxes consists of the following:


                                              1994          1993           1992
                                            --------      --------      --------

Currently payable                           $330,000      $ 68,000      $ 32,600

Deferred                                     669,300       444,500       208,900
                                            --------      --------     ---------

                                            $999,300      $512,500      $241,500
                                            ========      ========     =========

The income tax expense applicable to securities gains and losses for the years 1994, 1993 and 1992 was $ -0-, $5,760 and $3,150, respectively.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 9 - FEDERAL INCOME TAXES (CONTINUED)
-----------------------------------------


The difference between the effective tax rate on consolidated income before income taxes and the statutory rate is attributed to the following:


                                                  1994            1993             1992
                                                --------        --------         --------
Federal income tax
  provision at statutory rate                   $1,687,900       $ 997,000       $ 729,500
Tax exempt income                                 (126,000)       (178,500)       (245,000)
Utilization of net operating loss
  carryforward, net of alternative
  minimum tax credit                               499,000         547,000          62,800
Change in other deferred tax assets               (150,400)        (79,000)        176,500
Reversal of deferred tax liability                 (12,400)        (17,000)        (30,400)
Tax difference on alternative
  minimum taxable income and
  regular taxable income                          (898,800)       (757,000)       (451,900)
                                                 ----------       ---------       ---------

                                                 $  999,300       $ 512,500       $ 241,500
                                                 ==========       =========       =========

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities for financial reporting and tax reporting purposes. The sources and related tax effects of these differences are as follows:


Tax effect of temporary differences:             1994           1993           1992
                                              ----------     ----------     ----------

Use of net operating loss                      $499,000      $ 547,000       $ 62,800
Other real estate owned charged down
  for book and not tax                          199,700         53,500         96,300
Allowance for loan loss in excess
  of tax                                        (17,000)      (139,000)        80,200
Accretion on municipal bonds
  over tax                                      (12,400)       (17,000)       (30,400)
                                               --------      ---------       --------

                                               $669,300      $ 444,500       $208,900
                                               ========      =========       ========

At December 31, 1994, the Company has, for tax reporting purposes, investment tax credit carryforwards of approximately $ 96,000 and net operating loss carryforwards of approximately $ 1,136,000 that expire on or before 2004 and alternative minimum tax credits of approximately $ 406,000.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In the normal course of business, the Company's subsidiary bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheet.

The Company's subsidiary bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is required to support the off-balance sheet instruments when it is deemed necessary. Collateral held varies, but may include: deposits held in financial institutions, accounts receivable, inventory and property, plant and equipment.

Financial instruments whose contract amounts represent potential credit risk are as follows at December 31:


                                                      1994             1993
                                                  ------------     ------------

Commitments to extend credit                       $19,075,185      $24,016,089
Standby and commercial letters of credit           $   623,122      $   627,800
Letters of guaranty                                $    65,000      $     3,000

The Company and subsidiaries have non-cancelable operating leases covering certain equipment and buildings. The following is a schedule of future minimum lease payments as of December 31, 1994:


Year Ending December 31,                                Buildings                       Equipment
------------------------                                ---------                       ---------

                     1995                              $  383,078                        $1,669
                     1996                                 361,397                            --
                     1997                                 361,397                            --
                     1998                                 361,397                            --
                     1999                                 305,731                            --
                     2000 and after                     2,598,705                            --
                                                       ----------                         ------

                                                       $4,371,705                         $1,669
                                                       ==========                         ======


Rent expense incurred under operating leases amounted to $402,859, $305,460 and $212,590 for the years ended December 31, 1994, 1993 and 1992, respectively.

Various lawsuits are pending against the Company's subsidiary bank. Management, after reviewing these suits with legal counsel, considers that the aggregate liability, if any, would not have a material adverse effect on the Company's financial position.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 11 - FLEXIBLE STOCK OPTION PLAN
------------------------------------

In 1986, the Company adopted a Flexible Stock Option Plan, pursuant to which two hundred thousand (200,000) shares of the authorized, but unissued, or reacquired common stock were reserved for issuance. The plan provides for both incentive and nonstatutory stock options.

Options may be granted to any key employee, including officers and directors who are also employees, of the Company or of subsidiary corporations of the Company. Options granted under the plan generally become exercisable in installments of 25 percent per year beginning one year after the date of grant.

The exercise price of the stock options granted under the plan will be determined by the Board of Directors at the time of grant, and said exercise price must be at least equal to the fair market value of the common stock on
the  date of  grant.    The  exercise  price  to  any participant who  owns
stock possessing more than 10 percent of the total combined voting power of all classes of the stock of the Company, must be at least 110 percent of the fair market value of the common stock on the date of grant.

The maximum number of shares of common stock for which options may be granted to members of the Board of Directors under the plan is one hundred thousand (100,000) shares. No individual member of the Board of Directors may be granted options to purchase more than an aggregate of ten thousand (10,000) shares of common stock.

As of December 31, 1994 no options have been granted under the plan.


NOTE 12 - PENSION PLAN
----------------------

The Company adopted a noncontributory defined benefit pension plan as of September 1, 1994. The plan covers substantially all full time employees. Contributions will be made to the plan when actuarial determinations are made as to the plan's funding requirements. As of December 31, 1994, the Company has accrued $ 65,000 for the initial pension plan contribution.


NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
              GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
              --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 13 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
-------------------------------------------------------------------

Cash and cash equivalents -- For cash and due from banks, time deposits in financial institutions and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment securities -- Investment securities fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans -- The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to extend credit and standby letters of credit -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of letters of credit is based on fees currently charged for similar letters of credit.

The estimated fair values of the Company's financial instruments are as follows:


                                              December 31, 1994                   December 31, 1993
                                       -------------------------------     -------------------------------
                                         Carrying            Fair            Carrying            Fair
                                          Amount             Value            Amount             Value
                                       -------------     -------------     -------------     -------------
Assets:
  Cash and cash equivalents             $ 43,906,004      $ 43,906,004      $ 54,115,668      $ 54,115,668
  Investment securities                 $ 56,851,563      $ 55,765,567      $ 52,328,819      $ 54,106,371
  Loans, net                            $142,396,390      $142,067,103      $125,465,279      $127,183,296

Liabilities:
  Deposits                              $226,064,278      $226,207,860      $218,942,138      $219,744,938

Off-balance sheet instruments
  (unrealized gains [losses])           $         --      $      4,965      $         --      $      5,829

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 14 - OTHER OPERATING EXPENSE
---------------------------------

Other operating expense for the years ended December 31, are as follows:


                                     1994            1993            1992
                                  -----------     -----------     -----------
Stationery, supplies and
 printing                          $  277,648      $  232,033      $  241,577
Legal, accounting and
 professional                         464,815         374,657         378,710
Data processing                       486,560         601,313         567,565
Advertising                           225,532         178,036          65,958
Insurance                             539,192         578,045         599,166
Postage and freight                   244,703         263,411         229,933
Other                               1,191,641       1,147,393       1,071,542
                                   ----------      ----------      ----------

                                   $3,430,091      $3,374,888      $3,154,451
                                   ==========      ==========      ==========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------
          ACCOUNTING AND FINANCIAL DISCLOSURE

Since Gulf Southwest's inception, (i) no accountant's report relating to the financial statements of Gulf Southwest has contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles and (ii) it has not had any disagreement with its accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such accountant, would have caused such accountant to make reference to the subject matter of the disagreement in connection with its report.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The information relating to Gulf Southwest's directors, nominees for election as a director and executive officers to be included under the heading "Nominees for Election as Directors" in Gulf Southwest's definitive proxy statement (the "Proxy Statement") to be used in connection with its 1995 annual meeting of stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
-------

The information relating to compensation paid to officers and directors of Gulf Southwest to be included in the Proxy Statement under the Heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------
          MANAGEMENT

The information relating to the security ownership of certain beneficial owners and management of Gulf Southwest to be included in the Proxy Statement under the heading "Ownership of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

The information relating to certain relationships and transactions involving the officers, directors and/or certain stockholders of Gulf Southwest to be included in the Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------
          FORM 8-K


(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  Financial Statements
          See index to financial statements at Item 8 of this report.
     (2)  Exhibits

(B)  REPORTS ON FORM 8-K.
          None

                                                                                         (IF APPLICABLE)
                                                                                  INCORPORATED BY REFERENCE FROM
                                                                             -----------------------------------------
(C)  EXHIBIT NUMBER AND DESCRIPTION                                          FORM       DATE       FILE NO.     EXHIBIT
     ------------------------------                                          ----       ----       --------     -------
(2)  Plan of acquisition, reorganization,
     ------------------------------------
     arrrangement, liquidation or succession
     ---------------------------------------
     2.1  Agreement and Plan of Reorganization                               S-4       11/25/94     33-86750      2.1
     2.2  Agreement and Plan of Merger                                       N/A       N/A          N/A           N/A
(3)  Articles of Incorporation and Bylaws
     ------------------------------------
     3.1  Articles of Incorporation, together
          with amendments thereto                                            10-K      12/31/90     0-11033       3.1
     3.2  Bylaws of the Registrant                                           10        03/31/83     0-11033       3.2
(4)  Instruments defining rights of security holders,
     ------------------------------------------------
     including indentures
     --------------------
     4.1  Form of specimen certificate representing
          the Common Stock, par value $1.00 per
          share of the Registrant                                            S-4       07/06/90     33-35767      4.1

(9)  Voting trust agreement
     ----------------------
     9.1  Voting Trust Agreement naming J. W.
          Lander, Jr. as Voting Trustee                                      10-K      12/31/91      0-11033       9.1

(10)  Material contracts
      ------------------
     10.1  Profit sharing plan of Gulf Southwest
           Bancorp, Inc.                                                     10-K      12/31/83      0-11033        10.1
     10.2  Gulf Southwest Bancorp, Inc. Flexible
           Stock Option Plan
                                                                             10-K      12/31/86      0-11033        10.2
     10.3  Gulf Southwest Bancorp, Inc.
           401 (k) Plan                                                       10-K     12/31/89      0-11033        10.3

                                                               (IF APPLICABLE)
                                                        INCORPORATED BY REFERENCE FROM
                                                    --------------------------------------
(C)  EXHIBIT NUMBER AND DESCRIPTION                 FORM     DATE     FILE NO.     EXHIBIT
     ------------------------------                 ----     ----     --------     -------
      (CONTINUED)
      -----------
10.4  Gulf Southwest Bancorp, Inc.
      Defined Benefit Pension Plan                  N/A      N/A        N/A          N/A

10.5  Texas Bankers Association Retirement
      System Declaration of Trust and First
      Amendment thereto                             N/A      N/A        N/A          N/A

10.6  Texas Bankers Association Retirement
      System Defined Benefit Pension Plan and
      First Amendment thereto                       N/A      N/A        N/A          N/A

(21)  Subsidiaries of the Registrant
      ------------------------------
       21.1  List of Subsidiaries                   N/A      N/A      N/A          N/A

(27)  Financial Data Schedule
      ------------------------------
      27.1  Financial Data Schedule                 N/A      N/A      N/A          N/A


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GULF SOUTHWEST BANCORP, INC.



                              BY:  /s/ J. W. Lander, Jr.
                                   ---------------------
                                   J. W. Lander, Jr.
                                   Chief Executive Officer

                              Date:  March 28, 1995


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                   Date
--------------------------     -----------------------     --------------
                               Director, Chairman,
/s/ J. W. Lander, Jr.          and Chief Executive
--------------------------     Officer                     March 28, 1995
J. W. Lander, Jr.

                               Director, President and
/s/ J. W. Lander, III          Principal Financial and
--------------------------     Accounting Officer          March 28, 1995
J. W. Lander, III


/s/ Norman H. Bird             Director, Secretary,
--------------------------     and Vice President          March 28, 1995
Norman H. Bird

/s/ Donald Harding             Director                    March 28, 1995
--------------------------
Donald Harding

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                  EXHIBITS TO

                                   FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF


                      THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 0-11033



                          GULF SOUTHWEST BANCORP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               INDEX TO EXHIBITS


                                                                      (IF APPLICABLE)
                                                               INCORPORATED BY REFERENCE FROM
                                                           ----------------------------------------
Exhibit number and description                             Form     Date        File No.     Exhibit
-----------------------------------                        ----     ----        --------     -------
(2)  Plan of acquisition, reorganization,
     -----------------------------------
     arrangement, liquidation or succession
     --------------------------------------
     2.1  Agreement and Plan of Reorganization             S-4      11/25/94    33-86750     2.1

     2.2  Agreement and Plan of Merger                     N/A      N/A         N/A          N/A

(3)  Articles of Incorporation and Bylaws
     ------------------------------------
     3.1  Articles of Incorporation, together
          with amendments thereto                          10-K     12/31/90    0-11033     3.1

     3.2 Bylaws of the Registrant                          10       03/31/83    0-11033     3.2

(4)  Instruments defining rights of security
     ---------------------------------------
     holders, including indentures
     -----------------------------
     4.1 Form of specimen certificate representing
          the Common Stock, par value $1.00 per
          share of the Registrant                          S-4      07/06/90    33-35767      4.1

(9) Voting trust agreement
--------------------------
     9.1 Voting Trust Agreement naming J. W.
         Lander, Jr. as Voting Trustee                     10-K     12/31/91    0-11033      9.1

(10) Material contracts
-----------------------
     10.1  Profit sharing plan of Gulf Southwest
           Bancorp, Inc.                                   10-K     12/31/83    0-11033     10.1

     10.2  Gulf Southwest Bancorp, Inc. Flexible
           Stock Option Plan                               10-K     12/31/86    0-11033     10.2

     10.3  Gulf Southwest Bancorp, Inc.
           401 (k) Plan                                    10-K     12/31/89    0-11033     10.3

     10.4  Gulf Southwest Bancorp, Inc.
           Defined Benefit Pension Plan                    N/A      N/A         N/A          N/A

     10.5  Texas Bankers Association Retirement
           System Declaration of Trust and
           First Amendment thereto                         N/A       N/A        N/A          N/A

     10.6  Texas Bankers Association Retirement
           System Defined Benefit Pension Plan and
           First Amendment thereto                         N/A       N/A        N/A          N/A

                               INDEX TO EXHIBITS
                                  (Continued)


                                                                      (IF APPLICABLE)
                                                               INCORPORATED BY REFERENCE FROM
                                                           ----------------------------------------
Exhibit number and description                             Form     Date        File No.     Exhibit
-----------------------------------                        ----     ----        --------     -------
(21) Subsidiaries of the Registrant
     ------------------------------
     21.1 List of Subsidiaries                             N/A      N/A         N/A          N/A

(27) Financial Data Schedule
     ---------------------
     27.1 Financial Data Schedule                          N/A      N/A         N/A          N/A