Form 10-Q
period 1995-03-31
GULF SOUTHWEST BANCORP INC
filed 1995-04-28
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
       X         Quarterly Report Pursuant to Section 13 or 15 (d) of the
- ------- -------  Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

                                       OR

- ---------------  Transition Report Pursuant to Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

                 For the transition period from             to
                                                -----------    -----------

                         Commission File Number 0-11033


                          GULF SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                              76-0045946
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                    Identification Number)

4200 WESTHEIMER, SUITE 210, HOUSTON, TEXAS                           77027
 (Address of principal executive offices)                          (zip code)

                                 (713) 622-0042
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X              No
                           ---------             ------


As of April 24, 1995, Registrant had outstanding 1,258,636 shares of its $1.00 par value per share common stock.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

  The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of March 31, 1995 and the consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1995, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results of the full year.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)
                                  (Unaudited)



                                     ASSETS



                                  MARCH 31,   DECEMBER 31,
                                    1995          1994
                                  ---------   ------------
Cash and due from banks            $ 12,897    $   14,962
Time deposits in banks                1,744         1,994
Federal funds sold                   17,875        26,950
Investment securities:
 Held-to-Maturity                    52,008        48,889
 Available-for-Sale                   6,003         7,963
Loans, net of allowance for
 loan losses                        146,114       142,396
Bank premises and equipment           4,524         4,621
Accrued interest receivable           1,981         2,009
Other assets                          2,981         2,931
Excess of cost of subsidiaries
 over equity in net assets
 acquired, net of accumulated
 amortization                           308           312
                                   --------      --------

 Total Assets                      $246,435  $    253,027
                                   ========      ========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  MARCH 31,      DECEMBER 31,
                                                    1995             1994
                                                  ---------      ------------
Deposits:
 Non-interest bearing                              $ 68,299      $     71,984
 Interest bearing                                   150,019           154,081
                                                   --------      ------------
                                                    218,318           226,065
Accrued interest, taxes and
 other liabilities                                    1,543             1,423
                                                   --------      ------------
  Total Liabilities                                 219,861           227,488
                                                   --------      ------------

Stockholders' Equity:
 Common stock                                         1,281             1,281
 Paid-in capital                                      8,631             8,631
 Retained earnings                                   16,996            16,003
 Unrealized securities
  gains (losses)                                        (21)              (63)
                                                   --------      ------------
                                                     26,887            25,852
                                                   --------      ------------

Less cost of stock held in treasury:
 Common                                                (313)             (313)
                                                   --------      ------------

  Total Stockholders' Equity                         26,574            25,539
                                                   --------      ------------

   Total Liabilities and
    Stockholders' Equity                           $246,435          $253,027
                                                   ========      ============

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       ------------------------
                                         1995              1994
                                       --------          --------

Interest Income:
 Interest and fees on loans            $3,427            $  2,818
 Investment securities:
  Taxable                                 790                 658
  Non-taxable                              75                 104
 Time deposits with banks                  24                  10
 Federal funds sold                       317                 309
                                       ------            --------

  Total Interest Income                 4,633               3,899
                                       ------            --------

Interest Expense:
 Interest bearing deposits              1,276               1,178
                                       ------            --------

  Total Interest Expense                1,276               1,178
                                       ------            --------

Net interest income                     3,357               2,721
Provision for possible loan losses          0                 (50)
                                       ------            --------

Net interest income after provision
 for loan losses                        3,357               2,671
                                       ------            --------

Non-Interest Income:
 Service charges and fees                 616                 637
 Other operating income                   202                  77
                                       ------            --------

  Total Non-Interest Income               818                 714
                                       ------            --------

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                            -------------------------------
                                              1995                  1994
                                            ---------             ---------
Non-Interest Expense:
 Salaries and employee benefits                 1,233                 1,222
 Furniture, equipment and
  occupancy expense                               383                   367
 Other operating expenses                         980                   930
                                            ---------             ---------

  Total Non-Interest Expense                    2,596                 2,519
                                            ---------             ---------
Income before income taxes                      1,579                   866
Income taxes                                      485                   197
                                            ---------             ---------

Net Income                                  $   1,094             $     669
                                            =========             =========

Per Share:

 Net Income                                 $     .87             $     .53
                                            =========             =========

 Dividend - Common Stock                    $     .08             $     .05
                                            =========             =========

 Average Number of Shares Outstanding       1,258,636             1,258,636
                                            =========             =========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                             1995           1994
                                            ------         ------
Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net income                                  $1,094         $  669

Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
  Provision for loan losses                      0             50
  Depreciation and amortization                107            100
  Discount (accretion) amortized
   to income                                   114             95
  Provision for losses on real
   estate and other assets                      49            100
  (Increase) decrease in interest
   receivable                                   28             22
  (Decrease) increase in accrued
   interest and other liabilities              120           (134)
  Other - net                                  (28)            51
                                            ------          -----

Net Cash Flows From Operating Activities     1,484            953
                                            ------          -----

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                                1995       1994
                                              --------   --------
Investing Activities:
 Net decrease in time deposits in banks           250          0
 Proceeds from the maturities of held-to-
  maturity investment securities                3,500        465
 Proceeds from the maturity of available-
  for-sale investment securities                2,500      2,500
 Purchase of held-to-maturity
  investment securities                        (6,710)    (1,789)
 Purchase of available-for-sale
   investment securities                         (500)         0
 Net decrease (increase) in loans              (3,851)    (3,296)
 Purchase of bank premise and equipment           (33)      (463)
 Proceeds from sale of real estate and
  other loan related assets                        68        161
                                               ------     ------

Net Cash From Investing Activities             (4,776)    (2,422)
                                               ------     ------

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                            -----------------------------
                                              1995                 1994
                                            ---------             -------
Financing Activities:
 Net increase (decrease) in deposits          (7,747)                (598)
 Dividends paid                                 (101)                 (64)
 Purchase Treasury stock                           0                  (37)
                                            --------              -------

Net Cash Flows from Financing Activities      (7,848)                (699)
                                            --------              -------

Net Increase (decrease) in Cash
 and Cash Equivalents                        (11,140)              (2,168)
Cash and Cash Equivalents at
 Beginning of Period                          41,912               52,822
                                            --------              -------

Cash and Cash Equivalents at
 End of Period                              $ 30,772              $50,654
                                            ========              =======

For the three months ended March 31:
 Interest paid                              $  1,253              $ 1,210
                                            ========              =======

 Income taxes paid                          $     88              $    49
                                            ========              =======

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME

The following analysis discusses material changes in the results of operations for the first quarter of 1995 as compared to the first quarter of 1994. Gulf Southwest Bancorp, Inc. recorded earnings of $1,094,000 in the first quarter of 1995. This level of earnings represented an increase of $425,000 from the $669,000 earned in the first quarter of 1994.

NET INTEREST INCOME

Net interest income increased by 23.4% during the first quarter of 1995 when compared to the same period in 1994. The increase of $636,000 resulted from a $734,000 (18.8%) increase in interest income on earning assets, partially offset by an increase of $98,000 (8.3%) in interest expense. Higher interest rates and increased loan balances were the primary reasons for the increase in interest income. The Company's subsidiary bank (the "Subsidiary Bank") adjusts the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses decreased by $50,000 for the first quarter of 1995 as compared to the first quarter of 1994. The ratio of the allowance for possible loan losses to outstanding loans decreased to 1.38% at March 31, 1995 from 1.60% at March 31, 1994. The improving quality of the Subsidiary Bank's loan portfolio allowed it to decrease the provision for possible loan losses despite increased loan balances.

The Subsidiary Bank's policy is to maintain a level in the allowance for possible loan losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Bank's loan portfolio. The transactions in the allowance for possible loan losses were as follows:

                                           FOR THE QUARTER
                                           ENDED MARCH 31,
                                    ------------------------------
                                         1995            1994
                                    --------------  --------------
Loans outstanding at period end     $  148,157,000  $  129,984,000
                                       ===========     ===========

Allowance at beginning of period    $   2,063,0000  $    1,986,000
                                       -----------     -----------

Provision charged to expense        $            0  $       50,000
                                       -----------     -----------

                                        FOR THE QUARTER
                                        ENDED MARCH 31,
                                     -----------------------
                                       1995          1994
                                     --------     ----------
Loans charged off:
 Commercial and industrial           $  (18,000)   $  (6,000)
 Real estate                                  0      (20,000)
 Installment                            (25,000)     (36,000)
                                     ----------    ---------
  Total                                 (43,000)     (62,000)
                                     ----------    ---------

Loans recovered:
 Commercial and industrial               14,000      102,000
 Real estate                              6,000       17,000
 Installment                              3,000            0
                                     ----------    ---------
  Total                                  23,000      119,000
                                     ----------    ---------

Net Loans recovered (charged off)       (20,000)      57,000
                                     ----------    ---------

Allowance at end of period           $2,043,000   $2,093,000
                                     ==========   ==========

Ratios:
 Allowance as a percent of
   loans outstanding                       1.38%        1.60%
                                     ==========   ==========

 Allowance as a percent of
  nonperforming loans                     149.0%       109.1%
                                     ==========   ==========

NON-PERFORMING ASSETS

All loans which cause management to have doubt as to the borrower's ability to substantially comply with present loan repayment terms are included in the schedule of non-performing loans.

Non-performing loans consist of loans on which interest is not being accrued; i.e., loans which are 90 days or more past due as to principal and/or interest payment and not yet in a non-accruing status. The policy of the Subsidiary Bank is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid.

The following table discloses information regarding non-performing assets for the indicated periods:


                                       MARCH 31,
                                ----------------------
                                   1995        1994
                                ----------  ----------

Non-accrual loans               $  991,000  $1,181,000
Past due 90 days or more           380,000     737,000
                                ----------  ----------
 Total                           1,371,000   1,918,000
Other real estate owned          1,515,000   2,134,000
                                ----------  ----------

 Total non-performing assets    $2,886,000  $4,052,000
                                ==========  ==========

NON-INTEREST INCOME

Total non-interest income increased by 14.6% for the first quarter of 1995 as compared to the first quarter of 1994. The components included in non-interest income for the indicated periods are as follows:


                                  FOR THE QUARTER
                                  ENDED MARCH 31,
                              -----------------------
                                1995         1994
                              --------     --------
Service charges and fees      $616,000     $637,000
Other operating income         202,000       77,000
Securities transactions              0            0
                              --------     --------

 Total non-interest income    $818,000     $714,000
                              ========     ========

The total of the various service charges and fees earned by the Subsidiary Bank decreased by $21,000, or 3.3%, for the first quarter of 1995 as compared to the first quarter of 1994.

Other operating income consists of miscellaneous fees charged by the Subsidiary Bank, as well as fees charged for data processing by the non-bank subsidiary. During the second quarter of 1994, the Company's non-bank subsidiary began providing data processing for three additional banks. This is the primary reason for the increase of $125,000 in other operating income.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE

Non-interest expense increased by 3.1% for the first quarter of 1995 over the first quarter of 1994. The totals were as follows:

                                            FOR THE QUARTER
                                            ENDED MARCH 31,
                                      -------------------------
                                         1995           1994
                                      ----------     ----------

Salaries and employee benefits        $1,233,000     $1,222,000
Furniture, equipment and occupancy
 expense                                 383,000        367,000
Other operating expenses                 980,000        930,000
                                      ----------     ----------

 Total non-interest expenses          $2,596,000     $2,519,000
                                      ==========     ==========

Salaries and employee benefits are the most significant operating expenses for the Company. These expenses increased by $11,000 or .9% for the first quarter of 1995 as compared to the first quarter of 1994.

Furniture, equipment and occupancy expense increased by 4.4% for the first quarter of 1995 over the first quarter of 1994. Other operating expenses increased by 5.4% for the first quarter of 1995 over the comparable period of 1994.

The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure.

ANALYSIS OF BALANCE SHEET

When comparing the total of earning assets at March 31, 1995 to the total at December 31 1994, earning assets decreased 2.0%. The decrease of $4,498,000 was due to decreases of $9,075,000 in federal funds sold and $250,000 in time deposits with banks, partially offset by increases of $3,668,000 and $1,159,000 in loans and investment securities, respectively.

Included in the total of earning assets at March 31, 1995 are loans totaling $991,000 which are on a non-accrual status. This compares to non-accrual loans totaling $1,181,000 and $1,215,000 at March 31, 1994 and December 31, 1994,
respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits decreased by 3.4% from December 31, 1994 to March 31, 1995, compared to a decrease of .2% from December 31, 1993, to March 31, 1994. Non-interest bearing deposits decreased 5.1% from December 31, 1994 to March 31, 1995, and interest bearing deposits decreased by 2.6% for the same period.

CAPITAL

Stockholders' equity increased $1,035,000, or 4.1%, for the three months ended March 31, 1995, as compared to an increase of 2.6% for the three months ended March 31, 1994. The ratio of stockholders' equity to total assets was 10.8% on March 31, 1995, as compared to 10.1% on December 31, 1994.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At March 31, 1995, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 17.8% and 18.9%, respectively. The Subsidiary Bank at March 31, 1995 had core capital of 16.31% and total capital of 17.56% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At March 31, 1995, the Company's Leverage Ratio was 10.8%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At March 31, 1995, the Subsidiary Bank's ratio was 9.7%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and its Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions. Currently, the Company has agreed with the regulatory authorities that it will not permit the Subsidiary Bank to declare any dividend which would cause the Subsidiary Bank's primary capital ratio to fall below 7%.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of March 31, 1995, the liquidity level of the Subsidiary Bank was 38.6%.

The Company believes that both it and the Subsidiary Bank have sufficient capital and financial resources to meet its current and anticipated capital commitments.

                          PART II - OTHER INFORMATION



Item 1.  Legal proceedings.

         Not applicable

Item 2.  Changes in securities.

         Not applicable

Item 3.  Defaults upon senior securities.

         Not applicable

Item 4.  Submission of matters to a vote of security holders.

         Not applicable

Item 5.  Other information.

         Not applicable

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibit number and description

                                                         (IF APPLICABLE)
                                                 INCORPORATED BY REFERENCE FROM
                                                ---------------------------------
                                                FORM    DATE    FILE NO.  EXHIBIT
                                                ----  --------  --------  -------
(2)  Plan of acquisition, reorganization,
     arrangement, liquidation or succession
     2.1  Agreement and Plan of                  S-4   11/25/94  33-86750   2.1
          Reorganization

     2.2  Agreement and Plan of Merger          10-K   12/31/94   0-11033   2.2
(3)  Articles of Incorporation and Bylaws
     3.1  Articles of Incorporation, together
          with amendments thereto               10-K   12/31/90   0-11033   3.1
     3.2  Bylaws of the Registrant              10     03/31/83   0-11033   3.2

                                                         (IF APPLICABLE)
                                                 INCORPORATED BY REFERENCE FROM
                                                ---------------------------------
                                                FORM    DATE    FILE NO.  EXHIBIT
                                                ----  --------  --------  -------
(4)  Instruments defining rights of security
     holders, including indentures

     4.1  Form of specimen certificate
          representing the Common Stock,
          par value $1.00 per share of the
          Registrant                             S-4  07/06/90  33-35767    4.1

(10) Material contracts

     10.1  Profit sharing plan of Gulf
           Southwest Bancorp, Inc.              10-K  12/31/83   0-11033   10.1

     10.2  Gulf Southwest Bancorp, Inc.
           Flexible Stock Option Plan           10-K  12/31/86   0-11033   10.2

     10.3  Gulf Southwest Bancorp, Inc.
           401 (k) Plan                         10-K  12/31/89   0-11033   10.3

     10.4  Gulf Southwest Bancorp, Inc.
           Defined Benefit Pension Plan         10-K  12/31/94   0-11033   10.4

     10.5  Texas Bankers Association
           Retirement System Declaration
           of Trust and First Amendment
           thereto                              10-K  12/31/94   0-11033   10.5

     10.6  Texas Bankers Association
           Retirement System Defined
           Benefit Pension Plan and First
           Amendment thereto                    10-K  12/31/94   0-11033   10.6

(27)  Financial Data Schedule

     27.1  Financial Data Schedule               N/A     N/A       N/A      N/A


  (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GULF SOUTHWEST BANCORP, INC.



  Date:  April 24, 1995     BY: /s/ J. W. Lander,Jr.
                                ---------------------------
                                J. W. Lander, Jr., Chairman



  Date:  April 24, 1995     BY: /s/ J. W. Lander, III
                                ----------------------------
                                J. W. Lander, III, President
                                (principal financial and chief
                                accounting officer)

                                 EXHIBIT INDEX


Exhibit number and description

                                                         (IF APPLICABLE)
                                                 INCORPORATED BY REFERENCE FROM
                                                ---------------------------------
                                                FORM    DATE    FILE NO.  EXHIBIT
                                                ----  --------  --------  -------
(2)  Plan of acquisition, reorganization,
     arrangement, liquidation or succession

     2.1  Agreement and Plan of                 S-4   11/25/94  33-86750    2.1
          Reorganization

     2.2  Agreement and Plan of Merger         10-K   12/31/94   0-11033    2.2

(3)  Articles of Incorporation and Bylaws

     3.1  Articles of Incorporation, together
          with amendments thereto              10-K  12/31/90   0-11033      3.1

     3.2  Bylaws of the Registrant             10    03/31/83   0-11033      3.2

(4)  Instruments defining rights of security
     holders, including indentures

     4.1  Form of specimen certificate
          representing the Common Stock,
          par value $1.00 per share of the
          Registrant                           S-4   07/06/90  33-35767      4.1

(10)  Material contracts

      10.1  Profit sharing plan of Gulf
            Southwest Bancorp, Inc.           10-K   12/31/83   0-11033     10.1

      10.2  Gulf Southwest Bancorp, Inc.      10-K   12/31/86   0-11033     10.2
            Flexible Stock Option Plan

      10.3  Gulf Southwest Bancorp, Inc.      10-K   12/31/89   0-11033     10.3
            401 (k) Plan



                                                         (IF APPLICABLE)
                                                 INCORPORATED BY REFERENCE FROM
                                                ---------------------------------
                                                FORM    DATE    FILE NO.  EXHIBIT
                                                ----  --------  --------  -------
      10.4  Gulf Southwest Bancorp, Inc.
            Defined Benefit Pension Plan        10-K  12/31/94   0-11033    10.4

      10.5  Texas Bankers Association
            Retirement System Declaration
            of Trust and First Amendment
            thereto                             10-K  12/31/94   0-11033    10.5

      10.6  Texas Bankers Association
            Retirement System Defined
            Benefit Pension Plan and First
            Amendment thereto                   10-K  12/31/94   0-11033    10.6



(27)  Financial Data Schedule

      27.1  Financial Data Schedule              N/A     N/A       N/A       N/A
