Form 10-Q
period 1995-06-30
GULF SOUTHWEST BANCORP INC
filed 1995-08-14
CIK 717411

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1995

                                       OR

  ----- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from ________ TO ________


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

                               Yes   X        NO
                                    ----     -----

As of August 1, 1995, Registrant had outstanding 1,954,841 shares of its $1.00 par value per share common stock.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of June 30, 1995 and the consolidated statements of income for the three and six months ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six months ended June 30,1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results of the full year.

Effective May 1, 1995, the Company consummated its' acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                            (Dollars in thousands)
                                  (Unaudited)



                                     ASSETS



                                     JUNE 30,     DECEMBER 31,
                                       1995           1994
                                     --------     ------------

Cash and due from banks              $ 24,297         $ 14,962
Time deposits in banks                  1,344            1,994
Federal funds sold                     55,125           26,950
Investment securities:
 Held-to-Maturity                     115,114           48,889
 Available-for-Sale                    23,199            7,963
Loans, net of allowance for
 loan losses                          227,146          142,396
Bank premises and equipment             8,408            4,621
Accrued interest receivable             3,619            2,009
Other assets                            4,664            2,931
Excess of cost of subsidiaries
 over equity in net assets
 acquired, net of accumulated
 amortization                           1,233              312
                                      -------         --------

  Total Assets                       $464,149         $253,027
                                     ========         ========




See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                           JUNE 30,      DECEMBER 31,
                                             1995           1994
                                           ---------     -----------

Deposits:
 Non-interest bearing                      $117,885       $ 71,984
 Interest bearing                           294,654        154,081
                                           --------       --------

                                            412,539        226,065
Accrued interest, taxes and
 other liabilities                            2,418          1,423
Borrowings                                    3,276              0
Minority Interest                               267              0
                                           --------       --------

  Total Liabilities                         418,500        227,488
                                           --------       --------

Stockholders' Equity:
 Common stock                                 1,978          1,281
 Paid-in capital                             25,767          8,631
 Retained earnings                           18,174         16,003
 Unrealized securities
  gains (losses)                                 43            (63)
                                           --------       --------

                                             45,962         25,852

Less cost of stock held in treasury:
 Common Stock                                  (313)          (313)
                                           --------       --------

  Total Stockholders' Equity                 45,649         25,539
                                           --------       --------

   Total Liabilities and
    Stockholders' Equity                   $464,149       $253,027
                                           ========       ========




See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                       THREE MONTHS ENDED
                                            JUNE 30,
                                       ------------------
                                         1995      1994
                                       --------  --------

Interest Income:
 Interest and fees on loans            $  4,868  $  2,944
 Investment securities:
  Taxable                                 1,488       764
  Non-taxable                               195        98
 Time deposits with banks                    19        10
 Federal funds sold                         611       311
                                       --------  --------

  Total Interest Income                   7,181     4,127
                                       --------  --------
Interest Expense:
 Interest bearing deposits                2,279     1,191
 Borrowed funds                              78         0
                                       --------  --------

  Total Interest Expense                  2,357     1,191
                                       --------  --------

Net interest income                       4,824     2,936
Provision for possible loan losses           40         0
                                       --------  --------

Net interest income after provision
 for loan losses                          4,784     2,936
                                       --------  --------

Non-Interest Income:
 Service charges and fees                   971       657
 Other operating income                     192        68
 Securities gains (losses)                    0         0
                                       --------  --------

  Total Non-Interest Income               1,163       725
                                       --------  --------




See note to financial statements.

                  GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                        -----------------------------
                                           1995                1994
                                        ---------            --------

Non-Interest Expense:
 Salaries and employee benefits         $   2,083            $   1,178
 Furniture, equipment and
  occupancy expense                           752                  386
 Other operating expenses                   1,231                  876
                                        ---------            ---------

  Total Non-Interest Expense                4,066                2,440
                                        ---------            ---------

Income before income taxes                  1,881                1,221
Income taxes                                  546                  307
                                        ---------            ---------

Net Income                              $   1,335            $     914
                                        =========            =========

Per Share:

Net Income                              $     .77            $     .73
                                        =========            =========

Dividend - Common Stock                 $     .08            $     .05
                                        =========            =========

Average Number of Shares Outstanding    1,722,773            1,258,636
                                        =========            =========




See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                         SIX MONTHS ENDED
                                             JUNE 30,
                                        ------------------
                                          1995      1994
                                        --------  --------

Interest Income:
 Interest and fees on loans             $  8,295  $  5,762
 Investment securities:
  Taxable                                  2,278     1,422
  Non-taxable                                270       202
 Time deposits with banks                     43        20
 Federal funds sold                          929       620
                                        --------  --------

  Total Interest Income                   11,815     8,026
                                        --------  --------

Interest Expense:
 Interest bearing deposits                 3,555     2,369
 Borrowed funds                               78         0
                                        --------  --------

  Total Interest Expense                   3,633     2,369
                                        --------  --------

Net interest income                        8,182     5,657
Provision for possible loan losses            40        50
                                        --------  --------

Net interest income after provision
 for loan losses                           8,142     5,607
                                        --------  --------

Non-Interest Income:
 Service charges and fees                  1,587     1,294
 Other operating income                      394       145
 Securities gains (losses)                     0         0
                                        --------  --------

  Total Non-Interest Income                1,981     1,439
                                        --------  --------




See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                            --------------------------
                                               1995             1994
                                            ---------        ---------
Non-Interest Expense:
 Salaries and employee benefits                 3,316            2,400
 Furniture, equipment and
  occupancy expense                             1,135              753
 Other operating expenses                       2,212            1,806
                                            ---------        ---------

  Total Non-Interest Expense                    6,663            4,959
                                            ---------        ---------

Income before income taxes                      3,460            2,087
Income taxes                                    1,031              504
                                            ---------        ---------

Net Income                                  $   2,429        $   1,583
                                            =========        =========

Per Share:

 Net Income                                 $    1.63        $    1.26
                                            =========        =========

 Dividend - Common Stock                    $     .16        $     .10
                                            =========        =========

 Average Number of Shares Outstanding       1,490,703        1,258,636
                                            =========        =========





See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                            --------------------
                                               1995        1994
                                            ---------   --------

Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net income                                  $   2,429   $  1,583

Adjustments to Reconcile Net
 Income to Net Cash Provided by
  Operating Activities:
  Provision for loan losses                        40         50
  Origination of mortgage loans for sale       (1,947)         0
  Proceeds from mortgage loans sold             1,499          0
  Depreciation and amortization,
   net of accretions                              516        453
  Provision for losses on real
   estate and other assets                         22        145
  Loss (gain) on sale of real estate
   and other assets                               (16)         5
  (Increase) decrease in interest
   receivable                                     145       (223)
  (Decrease) increase in accrued
   interest and other liabilities, taxes
   and other                                     (356)       446
                                            ---------   --------

Net Cash Flows From Operating Activities        2,332      2,459
                                            ---------   --------

See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                -----------------
                                                  1995      1994
                                                -------   -------
Investing Activities:
 Net (increase) decrease in time deposits
   in banks                                        650      (100)
 Proceeds from the maturities of held-to-
  maturity investment securities                 9,359       800
 Proceeds from the maturities of available-
  for-sale investment securities                 5,550     4,500
 Purchase of held-to-maturity
  investment securities                         (8,315)  (14,051)
 Purchase of available-for-sale
   investment securities                          (752)   (1,489)
 Net decrease (increase) in loans               (5,529)   (6,347)
 Rebates paid to customers                        (380)     (954)
 Recoveries of loans charged-off                    54       145
 Proceeds from sale of premises
  and equipment                                      3         8
 Capital expenditures                             (347)     (795)
 Proceeds from sale of real estate
  and other loan related assets                    145       167
                                                ------   -------

Net Cash From Investing Activities                 438   (18,116)
                                                ------   -------




See note to financial statements.

                  GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                               --------------------
                                                 1995         1994
                                               =======      =======

Financing Activities:
 Net increase (decrease) in deposits             5,449       (1,482)
 Dividends paid                                   (258)        (126)
 Purchase Treasury stock                             0          (37)
 Repayment of borrowings                          (181)           0
                                               -------      -------

Net Cash Flows from Financing Activities         5,010       (1,645)
                                               -------      -------

Net Increase (decrease) in Cash
 and Cash Equivalents                            7,780      (17,302)

Cash and Cash Equivalents at
 Beginning of Period                            41,912       52,822

Net cash received in acquisition of banks       29,730            0
                                               -------      -------

Cash and Cash Equivalents at
 End of Period                                 $79,422      $35,520
                                               =======      =======

For the six months ended June 30:
 Interest paid                                 $ 3,561      $ 2,434
                                               =======      =======

 Income taxes paid                             $   675      $    89
                                               =======      =======



See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                            -------------------
                                              1995       1994
                                            --------   --------


Non-Cash Transactions:
  Foreclosed properties transferred
    to other real estate and loan
    related assets                          $    314   $    233
                                            ========   ========

  Bank loans for other real estate
    and loan related assets sold            $    147   $      0
                                            ========   ========

  Issuance of 696,205 shares of
    common stock for the issued
    and outstanding common stock
    of Texas Gulf Coast Bancorp, Inc.       $ 17,833   $      0
                                            ========   ========



See note to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                          NOTE TO FINANCIAL STATEMENTS

                                 June 30, 1995
                                  (Unaudited)


Note 1 - Acquisition and Merger

On May 1, 1995, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc. acquired all of the outstanding common stock of Texas Gulf Coast Bancorp, Inc. by issuing 696,205 shares of Gulf Southwest Bancorp, Inc. common stock plus cash of $52,231 for fractional and dissenter shares to effect the merger. The business combination was accounted for as a purchase transaction.

The operations of Texas Gulf Coast Bancorp, Inc. since May 1, 1995, are included in the accompanying financial statements. If Texas Gulf Coast Bancorp, Inc. and its subsidiaries has been combined with the Company for the entire six months of the current year and the first six months of the preceding year, results of operations would have been as follows:



                                        PRO FORMA
                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                    1995           1994
                                 -----------    ----------
                             (In thousands, except per share)

Net interest income              $    11,118    $  9,915
Net income                       $     2,931       2,304
Net income per share             $      1.50        1.18


The accompanying balance sheet at June 30, 1995, included the assets and liabilities (restated from historical cost to fair values) of Texas Gulf Coast Bancorp, Inc.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME

Effective May 1, 1995, the Company consummated its' acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

The following analysis discusses material changes in the results of operations for the second quarter of 1995 compared to the second quarter of 1994 and the first six months of 1995 as compared to the first six months of 1994. The Company recorded earnings of $1,335,000 in the second quarter of 1995 and $2,429,000 in the first six months of 1995 compared to $914,000 in the second quarter of 1994 and $1,583,000 in the first six months of 1994.

NET INTEREST INCOME

Net interest income increased 64.3% in the second quarter of 1995 when compared to the same period of 1994 and increased by 44.6% during the first six months of 1995 as compared to the first six months of 1994. The net interest income of Texas Gulf Coast accounted for 77.0% and 57% of the increases for the second quarter and first six months, respectively.

Disregarding the acquisition of Texas Gulf Coast Bancorp, net interest income increased 14.8% and 18.9% for the second quarter of 1995 and the first six months of 1995, respectively. The increase of $434,000 for the second quarter of 1995 over the second quarter of 1994 resulted from an increase of $786,000 (19.0%) in interest income on earning assets offset by an increase of $352,000 (29.6%) in interest expense. The increase of $1,071,000 for the first six months of 1995 over the comparable period in 1994 resulted from an increase of $1,521,000 (19.0%) in interest income offset by an increase of $450,000 (19.0%) in interest expense. Increases in earning assets and deposits were the primary reasons for the increases in interest income and interest expense for both periods in 1995 as compared to the comparable periods in 1994.

The Company's subsidiary banks (the "Subsidiary Banks") attempt to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased by $40,000 for the second quarter of 1995 compared to the second quarter of 1994 and decreased by $10,000 for the first six months of 1995 as compared to the same period in 1994. The second quarter provision was completely attributable to the acquisition of Texas Gulf Coast Bancorp. The provision for possible loan losses for the first six months of 1995 was offset by $40,000 in net losses charged to the allowance as compared with net recoveries of $49,000 for the same period in 1994. The ratio of the allowance for possible loan losses to outstanding loans was 1.22% on June 30, 1995; as compared to 1.55% on June 30, 1994. The allowance is $716,000 more at June 30, 1995 than it was on the comparable date a year earlier, all of which is attributable to the banks acquired May 1,1995. The improving quality of the Subsidiary Banks' loan portfolios has enabled the Subsidiary Banks to decrease the provision for possible loan losses for the six months ended June 30, 1995 despite increased loan balances.

It is the policy of the Subsidiary Banks to maintain a level in the allowance for possible loan losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Banks' loan portfolios. The transactions in the allowance for possible loan losses were as follows:



                                             FOR THE SIX MONTHS
                                                ENDED JUNE 30
                                        -----------------------------
                                            1995             1994
                                        ------------     ------------

Loans outstanding at period end         $229,947,000     $134,897,000
                                        ============     ============

Allowance at beginning of period        $  2,063,000      $ 1,986,000
                                        ------------     ------------

Allowance of acquired banks                  738,000                0
                                        ------------     ------------

Provision charged to expense                  40,000           50,000
                                        ------------     ------------

Loans charged off:
 Commercial and industrial              $    (23,000)    $     (4,000)
 Real estate                                       0          (51,000)
 Installment                                 (71,000)         (42,000)
                                        ------------     ------------
  Total                                      (94,000)         (97,000)
                                        ------------     ------------

Loans recovered:
 Commercial and industrial                    27,000          121,000
 Real estate                                  13,000           24,000
 Installment                                  14,000            1,000
                                        ------------     ------------
  Total                                       54,000          146,000
                                        ------------     ------------

Net Loans recovered (charged off)            (40,000)          49,000
                                        ------------     ------------

Allowance at end of period              $  2,801,000     $  2,085,000
                                        ============     ============

Ratios:
 Allowance as a percent of
  loans outstanding                             1.22%            1.55%
                                        ============     ============

 Allowance as a percent of
  nonperforming loans                          118.2%           147.3%
                                        ============     ============

Non-Accrual loans and past due loans (90 days or more) totaled $1,657,000 and $713,000, respectively, at June 30, 1995, as compared to $1,209,000 and $212,000, respectively, at June 30, 1994.

NON-PERFORMING ASSETS

All loans which cause management to have doubt as to the borrower's ability to substantially comply with present loan repayment terms are included in the schedule of non-performing loans.

Non-performing loans consist of loans on which interest is not being accrued and loans which are 90 days or more past due as to principal and/or interest payment and not yet in a non-accruing status. The policy of the Subsidiary Banks is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid.

The following table discloses information regarding non-performing assets for the indicated periods:


                                          JUNE 30,
                                   ----------------------
                                      1995        1994
                                   ----------  ----------

Non-accrual loans                  $1,657,000  $1,209,000
Past due 90 days or more              713,000     212,000
                                   ----------  ----------
 Total                              2,370,000   1,421,000
Other real estate owned             2,256,000   1,016,000
                                   ----------  ----------

 Total non-performing assets       $4,626,000  $2,437,000
                                   ==========  ==========

Included in the totals of non-accrual loans and past due loans at June 30, 1995 are $501,000 in non-accrual loans and $82,000 in past due loans resulting from the acquisition of Texas Gulf Coast Bancorp. In addition, $688,000 in other real estate was owned by the banks acquired in conjunction with the Texas Gulf Coast Bancorp acquisition.

NON-INTEREST INCOME

Total non-interest income increased by 60.4% for the second quarter of 1995 as compared to the second quarter of 1994 and increased 37.7% for the first six months of 1995 compared to 1994. The components included in non-interest income for the indicated periods are as follows:


                                   FOR THE QUARTER
                                    ENDED JUNE 30,
                                ---------------------
                                   1995        1994
                                ----------  ---------

Service charges and fees        $  971,000  $ 657,000
Other operating income             192,000     68,000
Securities transactions                  0          0
                                ----------  ---------

 Total non-interest income      $1,163,000  $ 725,000
                                ==========  =========

                                        FOR THE SIX MONTHS
                                           ENDED JUNE 30,
                                      ------------------------
                                         1995          1994
                                      ----------    ----------

Service charges and fees              $1,587,000    $1,294,000
Other operating income                   394,000       145,000
Securities transactions                        0             0
                                      ----------    ----------

 Total non-interest income            $1,981,000    $1,439,000
                                      ==========    ==========

The total of the various service charges and fees earned by the Company and Subsidiary Banks for the second quarter and the first six months of 1995 increased by 47.8% and 22.6%, respectively, as compared to the comparable periods of 1994. Other operating income increased by $124,000 and $249,000 for the second quarter and the first six months of 1995, respectively, as compared to the same periods of 1994.

The increases in service charges and fees are completely attributable to the acquisition of Texas Gulf Coast Bancorp. Of the $124,000 increase in other operating income during the second quarter of 1995, $90,000 is attributable to the acquisition of Texas Gulf Coast Bancorp. The $249,000 increase in other operating income for the first six months of 1995 as compared to the same period in 1994 also includes such $90,000 with the balance of the increase attributable to the additional income generated by the Company's non-bank subsidiary in increased data processing revenues.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Banks' market area.

NON-INTEREST EXPENSE

Non-interest expenses increased 66.6% for the second quarter of 1995 over the second quarter of 1994 and increased 34.4% for the first six months of 1995 compared to the first six months of 1994. The totals were as follows:


                                               FOR THE QUARTER
                                                ENDED JUNE 30,
                                         ---------------------------
                                            1995             1994
                                         ----------       ----------

Salaries and employee benefits           $2,083,000       $1,178,000
Furniture, equipment and occupancy
 expense                                    752,000          386,000
Other operating expenses                  1,231,000          876,000
                                         ----------       ----------

 Total non-interest expenses             $4,066,000       $2,440,000
                                         ==========       ==========


                                           FOR THE SIX MONTHS
                                             ENDED JUNE 30,
                                         ----------------------
                                            1995        1994
                                         ----------  ----------

Salaries and employee benefits           $3,316,000  $2,400,000
Furniture, equipment and occupancy
 expense                                  1,135,000     753,000
Other operating expenses                  2,212,000   1,806,000
                                         ----------  ----------

 Total non-interest expenses             $6,663,000  $4,959,000
                                         ==========  ==========


Salaries and benefits are the most significant operating expenses of the Company. Of the 76.8% and 38.2% increases for the second quarter and the first six months of 1995, respectively, over the comparable periods of 1994, the acquisition of Texas Gulf Coast Bancorp accounted for approximately 92% of each of such increases.

Furniture, equipment and occupancy expense increased by 94.8% for the second quarter of 1995 over the same quarter of 1994 and increased by 50.7% for the first six months of 1995 as compared to the first six months of 1994. The occupancy expenses attributable to the acquisition of Texas Gulf Coast Bancorp represent approximately 72% of the increases. The increases of $355,000 and $406,000 in other operating expenses for the second quarter and the first six months of 1995 over the comparable periods of 1994, respectively, are completely attributable to the acquisition of Texas Gulf Coast Bancorp. The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure; although for 1995 these expenses represent a minimal amount of the total.


                           ANALYSIS OF BALANCE SHEET

EARNING ASSETS

When comparing the total of earning assets at June 30, 1995, to the total at December 31, 1994, earning assets increased 84.5%. Included in the $194,474,000 increase are earning assets previously held by Texas Gulf Coast Bancorp totaling $186,333,000. The remaining increase is attributable to increases of $4,375,000 and $7,384,000 in federal funds sold and loans, respectively; partially offset by decreases of $2,969,000 and $650,000 in investment securities and time deposits in banks, respectively.

Included in the total of earning assets at June 30, 1995 are loans totaling $1,657,000 which are on a non-accrual status. This compares to non-accrual loans totaling $1,209,000 and $1,215,000 at June 30, 1994 and December 31, 1994,
respectively. The acquisition of Texas Gulf Coast Bancorp accounts for $501,000 in non-accrual loans at June 30,1995.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by 82.5% from December 31, 1994 to June 30, 1995. Included in the $186,474,000 increase are deposits totaling $181,689,000 associated with the acquisition of Texas Gulf Coast Bancorp. In addition, the deposits of Gulf Southwest's subsidiary bank increased by $4,785,000, or 2.1%, from the level at December 31, 1994. Non-interest bearing deposits represent 28.6% of total deposits at June 30, 1995 as compared to 31.8% at December 31, 1994.

CAPITAL

Shareholders' equity totaled $45,649,000 at June 30, 1995 as compared to $25,539,000 at December 31, 1994. Included in the total at June 30, 1995 is equity totaling approximately $18,212,000 attributable to the acquisition of Texas Gulf Coast Bancorp. The ratio of shareholders' equity to total assets was 9.8% on June 30, 1995, as compared to 10.1% on December 31, 1994 and 9.6% on June 30, 1994.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At June 30, 1995, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 18.39% and 19.55%, respectively. The Subsidiary Banks at June 30, 1995 had core capital of 18.67% and total capital of 19.83% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At June 30, 1995, the Company's Leverage Ratio was 9.63%. A similar leverage ratio applicable to the Subsidiary Banks has been adopted by the FDIC. At June 30, 1995, the Subsidiary Banks' ratio was 9.79%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and its Subsidiary Banks to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Banks and interest on time deposits in financial institutions.

The Subsidiary Banks' liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Banks. As of June 30, 1995, the liquidity level of the Subsidiary Banks was 48.7%.

The Company believes that both it and the Subsidiary Banks have sufficient capital and financial resources to meet its current and anticipated capital commitments.

Under restrictive loan covenants, Gulf Southwest Nevada Bancorp, Inc., a wholly owned subsidiary of the Company may not pay dividends to the Company in excess of its net earnings.

                           PART 2 - OTHER INFORMATION


Item 1.  Legal proceedings.

         Not applicable

Item 2.  Changes in securities.

         Not applicable

Item 3.  Defaults upon senior securities.

         Not applicable

Item 4. Submission of matters to a vote of security holders.

         Not applicable

Item 5.  Other information.

         Not applicable

Item 6.  Exhibits and reports on Form 8-K.

         A Form 8-K was filed on May 8, 1995 reporting the April 30, 1995 merger of Texas Gulf Coast Bancorp, Inc. into Gulf Southwest Nevada Bancorp, Inc., a wholly-owned subsidiary of Gulf Southwest Bancorp, Inc. The Financial Statements included in the Form 8-K were as follows:

         Consolidated Balance Sheets of Texas Gulf Coast Bancorp, Inc. and Subsidiaries as of December 31, 1994 and December 31,1993 and (unaudited) as of March 31, 1995 and March 31, 1994.

         Consolidated Statements of Income of Texas Gulf Coast Bancorp, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992 and (unaudited) for the three months ended March 3, 1995 and March 31, 1994.

         Statements of Stockholders' Equity of Texas Gulf Coast Bancorp, Inc. and Subsidiaries for the period from January 1, 1992 through December 31, 1994 and (unaudited) for the three months ended March 31, 1995.

         Consolidated Statements of Cash Flows of Texas Gulf Coast Bancorp, Inc. and Subsidiaries and Texas Gulf Coast Bancorp, Inc. (Parent Company
         Only) for the years ended December 31, 1994, 1993 and 1992 and (unaudited) for the three months ended March 31, 1995 and March 31, 1994.

         Balance Sheets of Texas Gulf Coast Bancorp, Inc. (Parent Company Only) as of December 31, 1994 and December 31, 1993 and (unaudited) as of March 31, 1995 and March 31, 1994.

         Statements of Income of Texas Gulf Coast Bancorp, Inc. (Parent Company
         Only) for the years ended December 31, 1994, 1993 and 1992 and (unaudited) for the three months ended March 31, 1995 and March 31, 1994.

         Statements of Cash Flows of Texas Gulf Coast Bancorp, Inc. (Parent Company Only) for the years ended December 31, 1994, 1993 and 1992 and (unaudited) for the three months ended March 31, 1995 and March 31, 1994.

         Pro Forma Consolidating Balance Sheet of Gulf Southwest Bancorp, Inc. as of March 31, 1995 (unaudited).

         Pro Forma Consolidating Statement of Income of Gulf Southwest Bancorp, Inc. for the year ended December 31, 1994 (unaudited)

         Pro Forma Consolidating Statement of Income of Gulf Southwest Bancorp, Inc. for the three months ended March 31, 1995 (unaudited).

                                 EXHIBIT INDEX


Exhibit number and description

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. *)

     (4) Instruments defining the rights of security holders, including indentures. *)

     (10) Material contracts.

            Exhibit 10.1.  Loan Agreement with Texas Commerce Bank

     (11) Statement re computation of per share earnings. *)

     (15) Letter re unaudited interim financial information. *)

     (18) Letter re change in accounting principles. *)

     (19) Report furnished to security holders. *)

     (22) Published report regarding matters submitted to vote of security holder. *)

     (23) Consent of experts and counsel. *)

     (24) Power of attorney. *)

     (27) Financial data schedule.

            Exhibit 27.1.  Financial Data Schedule

     (99) Additional exhibits. *)


     *)  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GULF SOUTHWEST BANCORP, INC.



     Date:  August _____, 1995     BY: ______________________________
                                       J. W. Lander, Jr., Chairman



     Date:  August _____, 1995     BY: ______________________________
                                       J. W. Lander, III, President
                                       (principal financial and chief
                                           accounting officer)