Form 10-Q
period 1995-09-30
GULF SOUTHWEST BANCORP INC
filed 1995-11-13
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1995

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

As of November 1, 1995, Registrant had outstanding 1,944,036 shares of its $1.00 par value per share common stock.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of September 30, 1995 and the consolidated statements of income for the three and nine months ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results of the full year.

Effective May 1, 1995, the Company consummated its' acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                            (Dollars in thousands)
                                  (Unaudited)



                                     ASSETS


                                     SEPTEMBER 30,     DECEMBER 31,
                                         1995              1994
                                     -------------     ------------

Cash and due from banks                  $  26,416         $ 14,962
Time deposits in banks                       3,898            1,994
Federal funds sold                          52,286           26,950
Investment securities:
 Held-to-Maturity                          122,016           48,889
 Available-for-Sale                         31,824            7,963
Loans, net of allowance for
 loan losses                               230,476          142,396
Bank premises and equipment                  8,210            4,621
Accrued interest receivable                  3,876            2,009
Other assets                                 4,872            2,931
Excess of cost of subsidiaries
 over equity in net assets
 acquired, net of accumulated
 amortization                                1,216              312
                                          --------         --------

  Total Assets                            $485,090         $253,027
                                          ========         ========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           SEPTEMBER 30,      DECEMBER 31,
                                                1995              1994
                                           --------------     -------------

Deposits:
 Non-interest bearing                           $118,314          $ 71,984
 Interest bearing                                312,895           154,081
                                                --------          --------

                                                 431,209           226,065
Accrued interest, taxes and
 other liabilities                                 3,597             1,423
Borrowings                                         3,093                 0
Minority Interest                                    274                 0
                                                --------          --------

  Total Liabilities                              438,173           227,488
                                                --------          --------

Stockholders' Equity:
 Common stock                                      1,978             1,281
 Paid-in capital                                  25,767             8,631
 Retained earnings                                19,529            16,003
 Unrealized securities
  gains (losses)                                      79               (63)
                                                --------          --------

                                                  47,353            25,852

Less cost of stock held in treasury:
 Common Stock                                       (436)             (313)
                                                --------          --------

  Total Stockholders' Equity                      46,917            25,539
                                                --------          --------

   Total Liabilities and
    Stockholders' Equity                        $485,090          $253,027
                                                ========          ========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                       ---------------------------
                                         1995               1994
                                       -------            -------

Interest Income:
 Interest and fees on loans              $5,542           $3,095
 Investment securities:
  Taxable                                 1,975              821
  Non-taxable                               247               88
 Time deposits with banks                    16               20
 Federal funds sold                         774              268
                                         ------           ------

  Total Interest Income                   8,554            4,292
                                         ------           ------

Interest Expense:
 Interest bearing deposits                2,875            1,195
 Borrowed funds                              73                0
                                         ------           ------

  Total Interest Expense                  2,948            1,195
                                         ------           ------

Net interest income                       5,606            3,097
Provision for possible loan losses           59                0
                                         ------           ------

Net interest income after provision
 for loan losses                          5,547            3,097
                                         ------           ------

Non-Interest Income:
 Service charges and fees                 1,114              639
 Other operating income                     253              315
 Securities gains (losses)                    0                0
                                         ------            -----

  Total Non-Interest Income               1,367              954
                                         ------            -----

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                ----------------------------------
                                                   1995                    1994
                                                ---------                --------

Non-Interest Expense:
 Salaries and employee benefits                   $2,337                  $1,188
 Furniture, equipment and
  occupancy expense                                  755                     405
 Other operating expenses                          1,509                   1,087
                                                  ------                  ------

  Total Non-Interest Expense                       4,601                   2,680
                                                  ------                  ------

Income before income taxes                         2,313                   1,371
Income taxes                                         764                     346
                                                  ------                  ------

Net Income                                        $1,549                  $1,025
                                                  ======                  ======

Per Share:

 Net Income                                       $  .80                  $  .81
                                                  ======                  ======

 Dividends - Common Stock                            .10                     .05
                                                  ======                 =======

 Average Number of Shares Outstanding          1,945,838               1,258,636
                                               =========               =========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                          -----------------------------
                                           1995                   1994
                                          ------                 ------

Interest Income:
 Interest and fees on loans              $13,837                 $ 8,857
 Investment securities:
  Taxable                                  4,252                   2,243
  Non-taxable                                518                     290
 Time deposits with banks                     59                      40
 Federal funds sold                        1,702                     888
                                         -------                 -------

  Total Interest Income                   20,368                  12,318
                                         -------                 -------

Interest Expense:
 Interest bearing deposits                 6,430                   3,564
 Borrowed funds                              151                       0
                                         -------                 -------

  Total Interest Expense                   6,581                   3,564
                                         -------                 -------

Net interest income                       13,787                   8,754
Provision for possible loan losses            99                      50
                                         -------                 -------

Net interest income after provision
 for loan losses                          13,688                   8,704
                                         -------                 -------

Non-Interest Income:
 Service charges and fees                  2,700                   1,933
 Other operating income                      648                     460
 Securities gains (losses)                     0                       0
                                         -------                 -------

  Total Non-Interest Income                3,348                   2,393
                                         -------                 -------


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                            ----------------------------------
                                              1995                      1994
                                            ---------                 ---------

Non-Interest Expense:
 Salaries and employee benefits                 5,653                     3,588
 Furniture, equipment and
  occupancy expense                             1,891                     1,158
 Other operating expenses                       3,720                     2,893
                                            ---------                 ---------

  Total Non-Interest Expense                   11,264                     7,639
                                            ---------                 ---------

Income before income taxes                      5,772                     3,458
Income taxes                                    1,795                       850
                                            ---------                  --------

Net Income                                  $   3,977                 $   2,608
                                            =========                 =========

Per Share:

 Net Income                                 $    2.42                 $    2.07
                                            =========                 =========

 Dividend - Common Stock                    $     .26                 $     .15
                                            =========                 =========

 Average Number of Shares Outstanding       1,642,415                 1,258,636
                                            =========                 =========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)



                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               ------------------------------
                                                1995                    1994
                                               -------                 ------

Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net income                                     $ 3,977                 $2,608

Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
  Provision for loan losses                         99                     50
  Origination of mortgage loans for sale        (7,609)                     0
  Proceeds from mortgage loans sold              7,064                      0
  Depreciation and amortization,
   net of accretions                             1,024                    624
  Provision for losses on real
   estate and other assets                         110                    209
  Loss (gain) on sale of real estate
   and other assets                                  5                      5
  (Increase) decrease in interest
   receivable                                     (112)                  (291)
  (Decrease) increase in accrued
   interest and other liabilities, taxes
   and other                                       568                    780
                                               -------                  -----

Net Cash Flows From Operating Activities         5,126                  3,985
                                               -------                 ------

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                               ---------------------------
                                                1995             1994
                                               -------          ------

Investing Activities:
 Net (increase) decrease in time deposits
   in banks                                     (1,904)           (850)
 Proceeds from the maturities of held-to-
  maturity investment securities                14,576           2,583
 Proceeds from the maturities of available-
  for-sale investment securities                 9,850           6,500
 Purchase of held-to-maturity
  investment securities                        (20,458)        (17,078)
 Purchase of available-for-sale
   investment securities                       (13,664)         (1,489)
 Net decrease (increase) in loans               (8,976)        (12,047)
 Rebates paid to customers                        (816)           (366)
 Recoveries of loans charged-off                   181             186
 Proceeds from sale of premises
  and equipment                                     18               8
 Capital expenditures                             (441)           (887)
 Proceeds from sale of real estate
  and other loan related assets                    194             228
                                              --------        --------

Net Cash From Investing Activities             (21,440)        (23,212)
                                              --------        --------


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               ------------------------------
                                                1995                1994
                                               ------             -------

Financing Activities:
 Net increase (decrease) in deposits            24,118             (3,595)
 Dividends paid                                   (257)               (37)
 Purchase Treasury stock                          (123)              (189)
 Repayment of borrowings                          (364)                 0
                                               -------            -------

Net Cash Flows from Financing Activities        23,374             (3,821)
                                               -------            -------

Net Increase (decrease) in Cash
 and Cash Equivalents                            7,060            (23,048)

Cash and Cash Equivalents at
 Beginning of Period                            41,912             52,822

Net cash received in acquisition of banks       29,730                  0
                                               -------            -------

Cash and Cash Equivalents at
 End of Period                                 $78,702            $29,774
                                               =======            =======

For the nine months ended September 30:
 Interest paid                                 $ 6,571            $ 3,610
                                               =======            =======

 Income taxes paid                             $ 1,147            $   189
                                               =======            =======


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                            ----------------
                                             1995       1994
                                            ------    ------

Non-Cash Transactions:
  Foreclosed properties transferred
    to other real estate and loan
    related assets                         $   481      $280
                                           =======      ====

  Bank loans for other real estate
    and loan related assets sold           $   302      $665
                                           =======      ====

  Issuance of 696,205 shares of
    common stock for the issued
    and outstanding common stock
    of Texas Gulf Coast Bancorp, Inc.      $17,833      $  0
                                           =======      ====


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                          NOTE TO FINANCIAL STATEMENTS

                               September 30, 1995
                                  (Unaudited)


Note 1 - Acquisition and Merger

On May 1, 1995, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc. acquired all of the outstanding common stock of Texas Gulf Coast Bancorp, Inc. by issuing 696,205 shares of Gulf Southwest Bancorp, Inc. common stock plus cash of $52,231 for fractional shares and shares held by dissenting shareholders to effect the merger. The business combination was accounted for as a purchase transaction.

The operations of Texas Gulf Coast Bancorp, Inc. since May 1, 1995, are included in the accompanying financial statements. If Texas Gulf Coast Bancorp, Inc. and its subsidiaries had been combined with the Company for the entire nine months of the current year and the first nine months of the preceding year, results of operations would have been as follows:

                                          PRO FORMA
                               NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------
                                     1995         1994
                                   --------     --------
                              (In thousands, except per share)

Net interest income                 $16,723      $14,972
Net income                          $ 4,480        3,213
Net income per share                $  2.30         1.64

The accompanying balance sheet at September 30, 1995, includes the assets and liabilities (restated from historical cost to fair values) of Texas Gulf Coast Bancorp, Inc.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME

Effective May 1, 1995, the Company consummated its acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

The following analysis discusses material changes in the results of operations for the third quarter of 1995 compared to the third quarter of 1994 and the first nine months of 1995 as compared to the first nine months of 1994. The Company recorded earnings of $1,549,000 in the third quarter of 1995 and $3,977,000 in the first nine months of 1995 compared to $1,025,000 in the third quarter of 1994 and $2,608,000 in the first nine months of 1994.

NET INTEREST INCOME

Net interest income increased 81.0% in the third quarter of 1995 when compared to the same period of 1994 and increased by 57.5% during the first nine months of 1995 as compared to the first nine months of 1994. The net interest income of Texas Gulf Coast accounted for 88.2% and 72.9% of the increases for the third quarter and first nine months, respectively.

Disregarding the acquisition of Texas Gulf Coast Bancorp, net interest income increased 9.5% and 15.6% for the third quarter of 1995 and the first nine months of 1995, respectively. The increase of $295,000 for the third quarter of 1995 over the third quarter of 1994 resulted from an increase of $706,000 (16.5%) in interest income on earning assets offset by an increase of $411,000 (34.4%) in interest expense. The increase of $1,365,000 for the first nine months of 1995 over the comparable period in 1994 resulted from an increase of $2,226,000 (18.1%) in interest income offset by an increase of $861,000 (24.2%) in interest expense. Increases in earning assets and deposits were the primary reasons for the increases in interest income and interest expense for both periods in 1995 as compared to the comparable periods in 1994.

The Company's subsidiary banks (the "Subsidiary Banks") attempt to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased by $59,000 for the third quarter of 1995 compared to the second quarter of 1994 and increased by $49,000 for the first nine months of 1995 as compared to the same period in 1994. The increase in the third quarter provision was completely attributable to the acquisition of Texas Gulf Coast Bancorp. The provision for possible loan losses for the first nine months of 1995 was offset by $102,000 in net losses charged to the allowance as compared with net losses of $150,000 for the same period in 1994. The ratio of the allowance for possible loan losses to outstanding loans was 1.20% on

September 30, 1995; as compared to 1.35% on September 30, 1994. The allowance is $912,000 more at September 30, 1995 than it was on the comparable date a year earlier, all of which is attributable to the banks acquired May 1, 1995.

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


                                            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,
                                        ------------------------------
                                            1995              1994
                                        -------------     ------------

Loans outstanding at period end         $233,274,000     $144,282,000
                                        ============     ============

Allowance at beginning of period        $  2,063,000     $  1,986,000
                                        ------------     ------------

Allowance of acquired banks                  738,000                0
                                        ------------     ------------

Provision charged to expense                  99,000           50,000
                                        ------------     ------------

Loans charged off:
 Commercial and industrial              $   (129,000)    $   (164,000)
 Real estate                                 (14,000)        (101,000)
 Installment                                (140,000)         (71,000)
                                        ------------     ------------
  Total                                     (283,000)        (336,000)
                                        ------------     ------------

Loans recovered:
 Commercial and industrial                    83,000          152,000
 Real estate                                  55,000           30,000
 Installment                                  43,000            4,000
                                        ------------     ------------
  Total                                      181,000          186,000
                                        ------------     ------------

Net Loans recovered (charged off)           (102,000)        (150,000)
                                        ------------     ------------

Allowance at end of period              $  2,798,000     $  1,886,000
                                        ============     ============

Ratios:
 Allowance as a percent of
  loans outstanding                             1.20%            1.35%
                                        ============     ============

 Allowance as a percent of
  nonperforming loans                           79.1%            73.8%
                                        ============     ============

Non-Accrual loans and past due loans (90 days or more) totaled $3,150,000 and $389,000, respectively, at September 30, 1995, as compared to $2,355,000 and $201,000, respectively, at September 30, 1994.

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

The following table discloses information regarding non-performing assets for the indicated periods:

                                         SEPTEMBER 30,
                                   -----------------------
                                      1995         1994
                                   ----------    ---------

Non-accrual loans                  $3,150,000   $2,355,000
Past due 90 days or more              389,000      201,000
                                   ----------   ----------
 Total                              3,539,000    2,556,000

Other real estate owned             2,081,000      731,000
                                   ----------   ----------

 Total non-performing assets       $5,620,000   $3,287,000
                                   ==========   ==========

Included in the totals of non-accrual loans and past due loans at September 30, 1995 are $1,630,000 in non-accrual loans and $12,000 in past due loans resulting from the acquisition of Texas Gulf Coast Bancorp. In addition, $756,000 in other real estate was owned by the banks acquired in conjunction with the Texas Gulf Coast Bancorp acquisition.

NON-INTEREST INCOME

Total non-interest income increased by 43.3% for the third quarter of 1995 as compared to the third quarter of 1994 and increased 39.9% for the first nine months of 1995 compared to 1994. The components included in non-interest income for the indicated periods are as follows:

                                  FOR THE QUARTER
                                ENDED SEPTEMBER 30,
                              ------------------------
                                  1995         1994
                              ------------  ----------

Service charges and fees      $  1,114,000  $  639,000
Other operating income             253,000     315,000
Securities transactions                  0           0
                              ------------  ----------

 Total non-interest income    $  1,367,000  $  954,000
                              ============  ==========

                                       FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,
                                     ------------------------
                                        1995          1994
                                     ----------     ---------

Service charges and fees             $2,700,000     $1,933,000
Other operating income                  648,000        460,000
Securities transactions                       0              0
                                     ----------     ----------

 Total non-interest income           $3,348,000     $2,393,000
                                     ==========     ==========

The total of the various service charges and fees earned by the Company and Subsidiary Banks for the third quarter and the first nine months of 1995 increased by 74.3% and 39.7%, respectively, as compared to the comparable periods of 1994. Other operating income decreased by 19.7% for the third quarter of 1995 as compared to third quarter of 1994 and increased by 40.9% for the first nine months of 1995 as compared to 1994.

The increases in service charges and fees are completely attributable to the acquisition of Texas Gulf Coast Bancorp. Disregarding the acquisition of Texas Gulf Coast, other operating income decreased by $181,000 and $18,000 for the third quarter and the first nine months of 1995, respectively, as compared to the same periods in 1994.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Banks' market area.

NON-INTEREST EXPENSE

Non-interest expenses increased 71.7% for the third quarter of 1995 over the third quarter of 1994 and increased 47.5% for the first nine months of 1995 compared to the first nine months of 1994. The totals were as follows:

                                             FOR THE QUARTER
                                           ENDED SEPTEMBER 30,
                                         ----------------------
                                            1995        1994
                                         ----------  ----------

Salaries and employee benefits           $2,337,000  $1,188,000
Furniture, equipment and occupancy
 expense                                    755,000     405,000
Other operating expenses                  1,509,000   1,087,000
                                         ----------  ----------

 Total non-interest expenses             $4,601,000  $2,680,000
                                         ==========  ==========

                                            FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,
                                         -----------------------
                                            1995         1994
                                         -----------  ----------

Salaries and employee benefits           $ 5,653,000  $3,588,000
Furniture, equipment and occupancy
 expense                                   1,891,000   1,158,000
Other operating expenses                   3,720,000   2,893,000
                                         -----------  ----------

 Total non-interest expenses             $11,264,000  $7,639,000
                                         ===========  ==========

Salaries and benefits are the most significant operating expenses of the Company. Of the 96.7% and 57.6% increases for the third quarter and the first nine months of 1995, respectively, over the comparable periods of 1994, the acquisition of Texas Gulf Coast Bancorp accounted for approximately 94% of each of such increases.

Furniture, equipment and occupancy expense increased by 86.4% for the third quarter of 1995 over the same quarter of 1994 and increased by 63.3% for the first nine months of 1995 as compared to the first nine months of 1994. Of the $350,000 and $733,000 increases for the third quarter and first nine months of 1995, respectively, the occupancy expenses attributable to the acquisition of Texas Gulf Coast Bancorp totaled $348,000 and $618,000, respectively. Disregarding the acquisition of Texas Gulf Coast, other operating expenses decreased 23.0% for the third quarter of 1994 and 8.7% for the first nine months of 1995 when compared to the same periods in 1994. The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure; although for 1995 these expenses represent a minimal amount of the total.


                           ANALYSIS OF BALANCE SHEET


EARNING ASSETS

When comparing the total of earning assets at September 30, 1995, to the total at December 31, 1994, earning assets increased 92.5%. Included in the $213,042,000 increase are earning assets previously held by Texas Gulf Coast Bancorp totaling $202,321,000. The remaining increase is attributable to increases of $10,123,000, $6,340,000, and $1,904,000 in loans, investment securities and time deposits in banks, respectively; partially offset by a decrease of $7,650,000 in federal funds sold.

Included in the total of earning assets at September 30, 1995 are loans totaling $3,150,000 which are on a non-accrual status. This compares to non-accrual loans totaling $2,355,000 and $1,215,000 at September 30, 1994 and December 31, 1994, respectively. The acquisition of Texas Gulf Coast Bancorp accounts for $1,630,000 in non-accrual loans at September 30,1995.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by 90.8% from December 31, 1994 to September 30, 1995. Included in the $205,144,000 increase are deposits totaling $198,657,000 associated with the acquisition of Texas Gulf Coast Bancorp. Disregarding the Texas Gulf Coast Bancorp acquisition, deposits increased by $6,487,000, or 2.9%, from the level at December 31, 1994. Non-interest bearing deposits represent 27.4% of total deposits at September 30, 1995 as compared to 31.8% at December 31, 1994.

CAPITAL

Shareholders' equity totaled $46,917,000 at September 30, 1995 as compared to $25,539,000 at December 31, 1994. Included in the total at September 30, 1995 is equity totaling approximately $20,793,000 attributable to the acquisition of Texas Gulf Coast Bancorp. The ratio of shareholders' equity to total assets was 9.7% on September 30, 1995, as compared to 10.1% on December 31, 1994 and 10.1% on September 30, 1994.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At September 30, 1995, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 19.15% and 20.32%, respectively. The Subsidiary Banks at September 30, 1995 had core capital of 18.46% and total capital of 19.64% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At September 30, 1995, the Company's Leverage Ratio was 9.48%. A similar leverage ratio applicable to the Subsidiary Banks has been adopted by the FDIC. At September 30, 1995, the Subsidiary Banks' ratio was 9.05%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and its Subsidiary Banks to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends and payments for Federal income taxes from the Subsidiary Banks and interest on time deposits in financial institutions.

The Subsidiary Banks' liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Banks. As of September 30, 1995, the liquidity level of the Subsidiary Banks was 47.9%.

The Company believes that both it and the Subsidiary Banks have sufficient capital and financial resources to meet its current and anticipated capital commitments.

Under restrictive loan covenants, Gulf Southwest Nevada Bancorp, Inc., a wholly owned subsidiary of the Company may not pay dividends to the Company in excess of its net earnings. To date, this loan convenant has not materially restricted the liquidity of the Company and is not anticipated to do so in the future.

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

        Not applicable

Item 5. Other information.

        Not applicable

Item 6. Exhibits and reports on Form 8-K.

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1995.

        Exhibit 27 -- Financial Data Schedule

                                 EXHIBIT INDEX


Exhibit number and description

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. *)

     (4) Instruments defining the rights of security holders, including indentures. *)

     (10) Material contracts. *)

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

          .  Exhibit 27.  Financial Data Schedule

     (99) Additional exhibits. *)


     *)  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GULF SOUTHWEST BANCORP, INC.



     Date:  November 9, 1995           BY:  /s/ J. W. Lander, Jr.
                                            --------------------------------
                                            J. W. Lander, Jr., Chairman



     Date:  November 9, 1995           BY:  /s/ J. W. Lander, III
                                            --------------------------------
                                            J. W. Lander, III, President
                                            (principal financial and chief
                                             accounting officer)