Form 10-K405
period 1995-12-31
GULF SOUTHWEST BANCORP INC
filed 1996-03-28
CIK 717411

================================================================================

                UNITED STATES NORMAN H. BIRDLANDERUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER:  0-11033

                          GULF SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                         76-0045946
     (State or other jurisdiction of                          (IRS employer
     incorporation or organization)                      identification number)

      4200 WESTHEIMER, SUITE 210                                  77027
            HOUSTON, TEXAS                                      (ZIP CODE)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 622-0042

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                   ON WHICH REGISTERED
     -------------------              -------------------------
            NONE                                   N/A

Securities registered pursuant to Section 12(g) of the Act and the outstanding number of shares of each class of capital stock as of December 31, 1995:

     CLASS OF STOCK                        SHARES OUTSTANDING
     --------------                   --------------------------
Common Stock, Par Value $1.00                  1,942,970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. On March 1, 1996, there were 1,942,970 shares of common stock issued and outstanding. See Item 5, entitled "Market for the Registrant's Common Equity and Related Shareholder Matters" for additional information concerning the market for the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 1996 (Part III).

================================================================================

PART I.

ITEM 1.  BUSINESS
-------  --------

Gulf Southwest Bancorp, Inc. ("Gulf Southwest" or "Company") is a Texas bank holding company organized in 1982 under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Gulf Southwest maintains its principal offices at 4200 Westheimer, Suite 210, Houston, Texas 77027 (telephone: (713) 622-0042).

As of December 31, 1995, Gulf Southwest owned all of the outstanding capital stock of Gulf Southwest Nevada Bancorp, Inc. ("Nevada Bancorp"), a Nevada corporation and intermediate bank holding company (unless otherwise indicated, all references herein to Gulf Southwest include Nevada Bancorp). Nevada Bancorp owns 100.0% of the outstanding capital stock of Merchants Bank and First Bank Mainland, 99.47% of the outstanding capital stock of First Bank Pearland and 97.13% of Texas City Bank (hereinafter such banks may be referred to collectively as the "Subsidiary Banks" and individually as a "Subsidiary Bank"). Effective January 1, 1996, First Bank Mainland, First Bank Pearland and Texas City Bank were merged with and into Merchants Bank, which was the surviving bank. Gulf Southwest continued to own 100% of the outstanding capital stock of Merchants Bank. The banking facilities of the three merged banks will operate as branch facilities of Merchants Bank.

Gulf Southwest's principal activity is the ownership and management of the Subsidiary Banks. All Subsidiary Banks are state banks organized in the State of Texas. Each of the Subsidiary Banks offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Banks draw substantially all of their deposits and a majority of their loans from the Galveston County/Harris County area. In addition, Gulf Southwest has two wholly owned non-banking subsidiaries which conduct various aspects of its non-banking operations.

As a bank holding company, Gulf Southwest may own or control, directly or indirectly, one or more banks and furnish services to such banks. The banking activities of Gulf Southwest are conducted by the Subsidiary Banks. The officers and directors of the Subsidiary Banks direct its operations. The principal role of Gulf Southwest is to provide management assistance with respect to various aspects of the Subsidiary Banks' operations, including the areas of asset and liability management, business development, loan policies and procedures, capital planning, advertising, data processing, credit and loan administration, accounting, auditing, financial reporting and compliance with legal and governmental regulations.


BANKING SERVICES
----------------

     The Subsidiary Banks offers a wide range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, Small Business Administration lending, letters of credit, installment and other consumer loans, savings accounts and various savings programs, including individual retirement accounts, and interest and non-interest-bearing checking accounts. Other services include federal tax depository, safe deposit and night depository services.

     Other than the Subsidiary Banks' charters to operate as a bank, the business of Gulf Southwest is not materially dependent upon any patent, trademark, license, franchise or concession. The business of Gulf Southwest is not seasonal.

SUBSIDIARY BANKS
----------------

     The following table sets forth certain balance sheet and operating information at December 31, 1995, with respect to the Subsidiary Banks:

                               SUBSIDIARY BANKS
                               ----------------

                                (IN THOUSANDS)


AT DECEMBER 31, 1995
--------------------

Balance Sheet:
   Assets                          $484,522
   Deposits                         434,073
   Loans                            237,564
   Allowance for Credit Losses        2,411
   Total Equity                      46,487

Results of Operations:
   Interest Income                 $ 29,155
   Interest Expense                   9,359
   Provision for Credit Losses          135
   Net Earnings                       5,969

First Bank Mainland, First Bank Pearland, Merchants Bank and Texas City Bank are state-chartered banking associations organized in 1947, 1976, 1970 and 1907, respectively. The services offered by the Subsidiary Banks are generally those offered by commercial banks of comparable size in their trade areas. The Subsidiary Banks do not engage in international operations or trust activities.

Effective January 1, 1996, the Subsidiary Banks were merged with and into Merchants Bank. Currently, Merchants Bank's main office is at 999 North Shepherd, Houston, Texas with eleven branches located in Houston, and the surrounding communities.

NON-BANKING ACTIVITIES
----------------------

  G.S.W. Data Processing, Inc. ("GSWDP"), a Texas corporation, and Central Data Processing, Inc. ("CDP"), a Texas corporation, perform certain data processing services for the Subsidiary Banks. In addition, the Board of Governors of the Federal Reserve System (the "Board") has authorized GSWDP to furnish data processing services to banks in Texas which are not affiliated with Gulf Southwest. As of December 31, 1995, GSWDP was furnishing these services for one non-affiliated bank. As of December 31, 1995, Nevada Bancorp owned 100.0% of the outstanding capital stock of each of GSWDP and CDP.

  Effective January 31, 1996, the operations of GSWDP and CDP were acquired by Merchants Bank and the two subsidiaries were liquidated into Nevada Bancorp.

SUBSIDIARY BANK HOLDING COMPANY
-------------------------------

  Nevada Bancorp is a Nevada corporation organized in 1994, and is wholly owned by Gulf Southwest. The only activities of Nevada Bancorp relate to holding the stock of the Subsidiary Banks, CDP and GSWDP. Nevada Bancorp currently has no employees.

EXPANSION
---------

  ACQUISITION OF TEXAS GULF COAST BANCORP, INC. On May 1,1995, Nevada Bancorp consummated its acquisition of Texas Gulf Coast Bancorp, Inc. ("Texas Gulf"). Texas Gulf was a holding company which owned 100% of the stock of First Bank Mainland in Lamarque, Texas and over 95% of the stock of each of Texas City Bank in Texas City, Texas and First Bank Pearland, Pearland, Texas. As of May 1, 1995, Texas Gulf had consolidated assets of approximately $203 million.

  BRANCH EXPANSION. On October 10,1995, an application to establish a branch facility at the corner of West Rittenhouse and Interstate 45 North in Houston, Texas was approved by the Texas Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). It is anticipated that the branch facility will commence operations in April, 1996.

  An application to establish a branch facility at 5005 Woodway, Houston, Texas has been filed with the Texas Department of Banking and the FDIC. Approval was received in March, 1996, and operations at this branch facility are expected to commence in June, 1996.


SUPERVISION AND REGULATION
--------------------------

  GULF SOUTHWEST. As a bank holding company, Gulf Southwest is subject to regulation by the Board and is required to file with the Board an annual report and to furnish such additional information as the Board may require pursuant to the Holding Company Act. The Board may conduct examinations of Gulf Southwest and each of its subsidiaries.

  Gulf Southwest is required to obtain the prior approval of the Board for the acquisition of five percent or more of the voting shares or substantially all the assets of any bank or bank holding company. In considering proposed acquisitions, the Board considers the expected benefits to the public, including greater convenience, identifying and meeting the credit needs of the applicant's entire community, increased competition or gains in efficiency, weighed against the risks of possible adverse effects, such as undue concentration of resources, lessening or elimination of competition, conflicts of interest or unsound banking practices. After an application to acquire the voting shares of a state or national bank in Texas has been accepted for filing by the Board, a copy of such application must be submitted to the Texas Banking Commissioner ("Commissioner") pursuant to the Texas Banking Act of 1995, as amended ("Act"). Prior to September 29, 1995, no application to acquire shares of a bank located outside Texas could be approved by the Board unless such acquisition was expressly authorized by the statutes of the state where the bank whose shares or assets are to be acquired was located.

     Bank holding companies are prohibited by law, except in certain instances prescribed by statute, from acquiring a direct or indirect interest in or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing service to its subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in certain activities found by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. When an application concerning these activities is filed with the Board, a copy of such application also must be submitted to the Commissioner pursuant to the Act for a determination as to whether the application should be approved. The Commissioner is required to oppose the application if the proposed activities would be detrimental to the public's interest as the result of probable effects, such as undue concentration of resources, competition, conflicts of interest or unsound banking practices.

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

     THE INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. On September 29, 1994, the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was enacted into law. The IBBEA authorizes adequately capitalized and adequately managed bank holding companies to acquire banks in any state beginning September 29, 1995 subject to certain restrictions. In addition, IBBEA authorizes interstate branching. Beginning June 1, 1997, a bank may merge with a bank located in another state so long as one or both of the states have not opted out of interstate branching. States may enact laws opting out of interstate branching anytime before June 1, 1997. States also may enact laws permitting (a) interstate branching before June 1, 1997, or (b) de novo branching. If a state opts out, no bank in any other state may establish a branch in that state, either through an acquisition or de novo. A bank whose home state opts out of interstate branching may not participate in any interstate branching. The State of Texas has elected to opt out of interstate branching.

     SUBSIDIARY BANKS. As Texas State Chartered Banks, the Subsidiary Banks are subject to regulation, supervision and periodic examination by the Texas Department of Banking. Effective January 1, 1996, First Bank Mainland, First Bank Pearland and Texas City Bank were merged with and into Merchants Bank. Because the resultant bank is not a member of the Federal Reserve System (i.e., a "non-member bank") and its' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent authorized by law, it is also subject to supervision and regulation, as well as examination by the FDIC. Various requirements of Federal and Texas law affect the operation of the Subsidiary Banks, including requirements relating to maintenance of reserves against deposits, restrictions on the nature and the amount of loans which may be made and the interest that may be charged thereon and restrictions relating to investments and other activities.

     Cash revenues derived from dividends paid by the Subsidiary Banks represent the primary source of revenues for Gulf Southwest. Under the Act, a state bank may not reduce its capital and surplus through dividends without the prior written approval of the Commissioner. Dividends may be paid out of the undivided profits. At December 31, 1995, there was an aggregate amount of $25,424,000 available for the payment of dividends by the Subsidiary Banks under these restrictions. The payment of dividends is further subject to the authority of regulatory authorities to prohibit payment of dividends if such payment is determined to be an unsafe or unsound banking practice or if after making such distribution, the subsidiary bank would be considered "undercapitalized".

     For further discussion of certain additional regulations affecting Gulf Southwest and the Subsidiary Banks, reference should be made to the "Government Fiscal and Monetary Policies" discussion below.

     ENVIRONMENTAL ISSUES. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), an owner or operator of a property where hazardous substances are located is potentially liable for hazardous waste cleanup costs. CERCLA specifically excludes from the definition of owner or operator "a person, who without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interest in the vessel or facility." However, courts have reached differing conclusions as to what actions can be taken by a secured lender without such lender being deemed to be "participating in the management" of a property. Merchants Bank is not aware of any material liability to which it may be subject for hazardous waste clean-up costs. If a property is deemed to have a potential environmental problem, Merchants Bank will not foreclosure on the property until an environmental study has been performed.

COMPETITION
-----------

     The activities in which the Subsidiary Banks engage are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Banks actively compete with other banks in their efforts to obtain deposits and make loans, in the scope of types of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. At December 31, 1995, the Subsidiary Banks had deposits of $434,073,000.

     In addition to competing with other commercial banks within and outside their primary service area, the Subsidiary Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds and mutual funds.

     CUSTOMERS. The Subsidiary Banks are not dependent upon any single customer or few customers; the loss of any one or more of which would have a materially adverse effect upon their business.


GOVERNMENT FISCAL AND MONETARY POLICIES
---------------------------------------

     The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Board. Changes in the discount rate on Federal Reserve borrowings, availability of borrowings at the Federal Reserve "discount window", open market operations, the imposition of any changes in reserve requirements against member banks' deposits and assets of foreign branches, the imposition of any changes in reserve requirements against certain borrowings by member banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Board. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Gulf Southwest and the Subsidiary Banks cannot be predicted.

     The Board has cease and desist powers over bank holding companies, non-banking subsidiaries or any institution-affiliated party thereof to forestall activities which represent unsafe and unsound practices or constitute violations of law or regulations. The Board can also require affirmative actions to correct a violation or practice through the issuance of a cease and desist order. In certain instances, the Board is empowered to assess civil penalties against companies or individuals who violate the Holding Company Act or regulations or orders issued pursuant thereto in amounts up to $1,000,000 for each day's violation, to order termination of non-banking activities of non-banking subsidiaries and to order termination of ownership and control of a non-subsidiary bank by a bank holding company.

     Section 18(j) of the Federal Deposit Insurance Act makes applicable to state nonmember insured banks the provisions of Section 23A of the Federal Reserve Act among other statutes. Section 23A of the Federal Reserve Act and related statutes impose limits and collateralization requirements with respect to the amount of loans, extensions of credit, or investments or certain other transactions by member banks with their "affiliates", as well as limits on the amount of advances to third parties which are collateralized by the securities or obligations. Gulf Southwest is an "affiliate" of the Subsidiary Bank and, therefore, these restrictions are applicable to transactions by the Subsidiary Bank with Gulf Southwest. In addition, Section 23B of the Federal Reserve Act prohibits a bank that is an insured depository institution from engaging in certain transactions (including, for example, loans) with certain affiliates unless the transactions are substantially the same or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a member bank and its affiliates must be on terms and under circumstances, including credit standards, that, in good faith, would be offered to or would apply to nonaffiliated companies. The Subsidiary Bank is also subject to certain prohibitions against tie-in arrangements in connection with extensions of credit and certain other transactions.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") contains important provisions affecting all federally insured financial institutions ("banking organizations") in such areas as anti-fraud and anti-abuse enforcement powers, each banking organization's performance and record in meeting community credit needs, and acquisitions of savings and loans institutions. For further discussion of these capital requirements, reference should be made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" presentation beginning on page 23 of this report.

     In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. The provisions of FDICIA include a plan to recapitalize the Bank Insurance Fund ("BIF") that is the source of deposit insurance coverage to FDIC-insured institutions, authority to ultimately fund such recapitalization plan through increased deposit insurance premiums, various supervisory reforms which will increase the frequency of on-site examinations by federal banking regulators, changes in the deposit insurance system, an array of new consumer lending requirements, and the adoption of the Truth in Savings Act. FDICIA also authorizes federal banking regulators to take prompt, corrective action against institutions which are under-capitalized, institute a risk-based assessment system for deposit insurance, and implement a series of operational and management-based standards and potential sanctions for violations of such standards. Under FDICIA, the FDIC is authorized to assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. During 1995, the FDIC determined that the BIF was adequately funded and that banks which are adequately or well capitalized would not be assessed premiums for deposit insurance. Currently, Gulf Southwest and its Subsidiary Bank are deemed to be well capitalized.

     EFFECTS OF INTEREST RATES AND USURY LAWS. Texas usury laws limit the rate of interest that may be charged by the Subsidiary Bank. Certain federal laws provide a limited preemption of texas usury laws. The maximum rate of interest that the Subsidiary Bank may charge on business loans under Texas law varies between 18% per annum and (i) 28% per annum for business loans above $250,000 or
(ii) 24% per annum for other loans. Texas' floating usury ceilings are tied to the 26-week united states treasury bill auction rate. A 1980 federal statute removed the interest ceiling under usury laws for loans by the Subsidiary Bank which are secured by first liens on residential real property.

     EMPLOYEES. Gulf Southwest and its subsidiaries had approximately 305 employees as of December 31, 1995. None of the employees are represented by any collective bargaining unit, and management believes it has excellent relations with its employees.

ITEM 2.  PROPERTIES
-------  ----------

The executive offices of Gulf Southwest are located at 4200 Westheimer, Suite 210, Houston, Texas 77027. Merchants Bank owns the 27,000 square foot branch facility located at 1111 Spencer Highway, South Houston, Texas, which consists of a two-story building and adjacent fourteen-window drive-in facility. The branch facilities located at 2051 West Main in League City, Texas and 3409 Spencer Highway, Pasadena, Texas are owned by Merchants Bank and consist of 13,000 and 4,400 square feet, respectively, of office and lobby space. The other banking quarters and drive-in facilities of Merchants Bank are leased.

The banking facilities of First Bank Mainland and First Bank Pearland are owned by the respective banks. First Bank Mainland has two bank lobbies and drive-in facilities located at 920 First Street, LaMarque, Texas and 2801 Main, Dickinson, Texas. First Bank Pearland's bank facilities are located at 3102 East Broadway and 2624 McHard in Pearland, Texas.

Texas City Bank owns the banking and drive-in facilities located at 701 Sixth Street, North and 1110 25th Street, North in Texas City, Texas. The banking lobby located at 9300 Emmet Lowry Expressway in Texas City is a leased facility.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Neither Gulf Southwest nor any of its subsidiaries is a party to any legal proceedings, which, in management's judgment, based upon opinions of legal counsel, would have a material adverse effect on the consolidated financial position of Gulf Southwest and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

Since the annual shareholders' meeting held on May 16, 1995, no matters have been submitted to a vote of the shareholders of Gulf Southwest.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------  ---------------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

There is no established public trading market for shares of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Board of Directors of Gulf Southwest has no present intention to arrange for the listing of the Common Stock on any stock exchange. Notwithstanding the foregoing, a limited market for the shares of the Common Stock exists, and such shares are traded on a sporadic basis. During 1995, 46,703 shares of the Common Stock were presented for transfer on the books of Gulf Southwest.

The following table sets forth the number of shares of the Common Stock presented for transfer on the books of Gulf Southwest for each quarterly period within the last two calendar years.

                             1994    1995
                            ------  ------

          First Quarter     10,338   6,322
          Second Quarter     3,021     290
          Third Quarter      5,581  21,842
          Fourth Quarter     2,652  18,249

Because there is no public trading market for the Common Stock, the trading price is determined by private negotiations between the buyer and the seller.

HOLDERS
-------

     At March 1, 1996, the Common Stock was owned of record by approximately 960 shareholders. On such date, no shares of Gulf Southwest's preferred stock were issued and outstanding. The officers and directors of Gulf Southwest collectively owned 21.0% of the Common Stock as of such date.

DIVIDENDS AND DIVIDEND POLICY
-----------------------------

     DIVIDEND POLICY. Holders of Common Stock are entitled to receive such dividends as are declared by gulf southwest's board of directors in accordance with Gulf Southwest's Dividend Policy. Factors which Gulf Southwest's Board of Directors consider prior to declaring a dividend include earnings, regulatory capital requirements, general business conditions and the capital needs of its subsidiaries, as well as other factors which the Board of Directors may deem relevant.

     DIVIDENDS FOR SUBSIDIARY BANKS. Since Gulf Southwest is a bank holding company, it is dependent upon receipt of dividends from its subsidiaries (primarily the Subsidiary Banks) for payment of dividends to shareholders. The payment of dividends by the Subsidiary Banks is limited by applicable banking laws.

     DIVIDEND HISTORY. Gulf Southwest paid quarterly cash dividends on the Common Stock from 1983 through December 31, 1986. Effective March 31, 1987, Gulf Southwest suspended the payment of dividends to holders of the Common Stock as a consequence of losses sustained from operations and a resulting desire to conserve capital. On December 14, 1993, Gulf Southwest's Board of Directors resumed the payment of cash dividends on the Common Stock by declaring a quarterly cash dividend of $.05 per share and a special cash dividend of $.05 per share. During 1994, regular quarterly dividends of $.05 per share of Common Stock were paid. On March 14, 1995, the Board of Directors declared a cash dividend of $.08 per share of Common Stock to shareholders of record on March 14, 1995, payable on March 28, 1995 and on June 15, 1995, payable on June 30, 1995. On September 26, 1995, the Board of Directors increased the quarterly cash dividend to $.10 per share of Common Stock, payable October 4, 1995 to shareholders of record on September 26, 1995. Concurrent with increased earnings, the Board of Directors increased the fourth quarter cash dividend to $.15 per share, payable on December 21, 1995 to shareholders of record on December 12, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     Selected financial data presented below for the fiscal years ended December 31, 1995, 1995, 1993, 1992 and 1991 have been derived from the consolidated financial statements of the Company. The audited historical financial data for the fiscal years ended December 31, 1995, 1994 and 1993 are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                              DECEMBER 31,
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ---------------------------------------------------------------
                                      1995 (1)       1994         1993         1992         1991
                                     -----------  -----------  -----------  -----------  -----------

BALANCE SHEET INFORMATION:

Loans                                $  237,564   $  144,459   $  127,452   $  123,456   $  122,842
Allowance for loan losses                 2,411        2,063        1,986        1,725        2,079
Investment securities                   152,033       56,852       52,329       47,672       40,313
Total assets                            486,649      253,027      242,005      228,920      215,299
Deposits                                431,381      226,064      218,942      207,968      198,662
Long-term debt                            3,083            0            0          350          350
Shareholders' equity                     49,322       25,539       21,932       19,637       15,264

INCOME INFORMATION:

Interest income                      $   29,174   $   16,965   $   15,801   $   16,317   $   18,449
Interest expense                          9,577        4,796        4,943        5,898        9,048
Net interest income                      19,597       12,169       10,858       10,419        9,401
Provision for loan losses                   135           50          410        1,165          825
Noninterest income                        4,655        3,238        2,979        2,811        3,113
Noninterest expense                      15,878       10,393       10,494        9,919        9,921
Income before income taxes                8,239        4,964        2,933        2,146        1,768
Income tax expense                        2,332          999          512          242           36
Accounting change                             0            0            0        2,470            0
                                     ----------   ----------   ----------   ----------   ----------

Net income                           $    5,907   $    3,965   $    2,421   $    4,374   $    1,732
                                     ==========   ==========   ==========   ==========   ==========

PER SHARE DATA:

Weighted average number of shares
   of common stock outstanding        1,718,211    1,258,636    1,261,731    1,261,775    1,261,775
                                     ==========   ==========   ==========   ==========   ==========

Net income per common share          $     3.44   $     3.15   $     1.92   $     3.47   $     1.37
                                     ==========   ==========   ==========   ==========   ==========

Dividends per common share           $     0.41   $     0.20   $     0.10   $     0.00   $     0.00
                                     ==========   ==========   ==========   ==========   ==========

Book value per common share          $    25.38   $    20.29   $    17.39   $    15.56   $    12.10
                                     ==========   ==========   ==========   ==========   ==========


Return on average assets                   1.47%        1.61%        1.03%        1.99%        0.79%
Return on average shareholders'
   equity                                 14.61%       16.93%       11.56%       25.38%       12.03%
Dividend payout ratio                     11.92%        6.35%        5.21%         N/A          N/A
Average equity to average assets          10.04%        9.52%        8.89%        7.85%        6.54%
Allowance for loan losses as a
   percentage of nonperforming
   assets                                 60.65%       153.6%       122.4%        78.7%        51.8%

CONDENSED STATEMENTS OF EARNINGS
--------------------------------

The following is a comparison of Gulf Southwest's condensed statements of earnings for the most recent five-year period.

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                               1995 (1)    1994      1993      1992      1991
                               --------    ----      ----      ----      ----

Interest income (2)             $29,174   $16,965   $15,801   $16,317   $18,449
Interest expense                  9,577     4,796     4,943     5,898     9,048
                                -------   -------   -------   -------   -------
   Net interest income (2)       19,597    12,169    10,858    10,419     9,401
Provision for credit losses         135        50       410     1,165       825
Noninterest income                4,655     3,238     2,979     2,811     3,113
Noninterest expense              15,878    10,393    10,494     9,919     9,921
                                -------   -------   -------   -------   -------
   Earnings before income
     taxes                        8,239     4,964     2,933     2,146     1,768
Income tax expense                2,332       999       512       242        36
                                -------   -------   -------   -------   -------
Earnings before accounting
   change                         5,907     3,965     2,421     1,904     1,732
Accounting change                     0         0         0     2,470         0
                                -------   -------   -------   -------   -------

Net earnings                    $ 5,907   $ 3,965   $ 2,421   $ 4,374   $ 1,732
                                =======   =======   =======   =======   =======


CONDENSED AVERAGE BALANCE SHEETS
--------------------------------

Although year-end statistics present general trends, the daily average balance sheets are more indicative of Gulf Southwest's levels of activity throughout the years indicated and less subject to day-to-day business activity fluctuations. The following schedule sets forth a comparison of the most recent five years' consolidated daily average balance sheets for Gulf Southwest.

                                                      YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------
                                         1995 (1)     1994      1993      1992      1991
                                         ---------  --------  --------  --------  --------

Assets:
Cash and due from banks                  $ 20,745   $ 12,445  $ 12,123  $ 12,572  $ 11,609
Loans, net                                201,248    135,077   123,605   123,369   121,006
Interest-bearing deposits                   1,419      1,372     1,573     2,889     2,693
Investment securities:
   Taxable                                103,893     52,704    42,795    34,099    29,364
   Non-taxable                             14,272      5,494     7,600    10,237    13,411
                                         --------   --------  --------  --------  --------
     Total Securities                     118,165     58,198    50,395    44,336    42,775
                                         --------   --------  --------  --------  --------
Federal funds sold and interest
   bearing deposits with Federal
   Home Loan Bank                          44,066     30,304    36,420    26,094    29,304
Other assets                               17,001      8,633    11,509    10,184    12,775
                                         --------   --------  --------  --------  --------
   Total Assets                          $402,644   $246,029  $235,625  $219,444  $220,162
                                         ========   ========  ========  ========  ========

Liabilities and Shareholders' Equity:
Deposits
   Noninterest bearing demand            $101,883   $ 65,909  $ 59,577  $ 52,385  $ 50,398
   Interest bearing demand                 83,104     46,103    46,643    46,377    45,808
   Savings                                 46,549     29,097    28,035    25,617    19,013
   Time                                   125,123     79,786    78,712    76,195    89,003
                                         --------   --------  --------  --------  --------
     Total Deposits                       356,659    220,895   212,967   200,574   204,222
                                         --------   --------  --------  --------  --------

Borrowings                                  2,536          0       321       350       350
Other liabilities                           3,011      1,716     1,394     1,284     1,192
                                         --------   --------  --------  --------  --------
   Total Liabilities                      362,206    222,611   214,682   202,208   205,764
                                         --------   --------  --------  --------  --------
Shareholders' Equity                       40,438     23,418    20,943    17,236    14,398
                                         --------   --------  --------  --------  --------
   Total Liabilities and
     Shareholders' Equity                $402,644   $246,029  $235,625  $219,444  $220,162
                                         ========   ========  ========  ========  ========

(1) The Company's financial statements for the fiscal year ended December 31,1995 reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated financial statements.

(2) For the years ended December 31, 1995, 1994, 1993, 1992 and 1991, interest income would have been $29,565,000, $17,156,000, $16,071,000, 16,688,000, and $18,960,000, respectively, and net interest income would have been $19,988,000, $12,360,000, $11,128,000, $10,790,000 and $9,912,000,
     respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

Net earnings increased 49.0% in 1995 to $5,907,000,as compared to $3,965,000 in 1994. The acquisition/merger of Texas Gulf Coast Bancorp, Inc. represented $1,304,000 of the increase of $1,942,000. In 1995, earnings per common share were $3.44, as compared to $3.15 in 1994. Highlights of the major components that affected Gulf Southwest's net earnings are as follows:

           Average assets grew $156.6 million, or 63.7% to $402.6 million, with average deposits totaling, $356.7 million, representing an increase of 61.5%.

           Non-performing assets - loans past due 90 days or more, non-accrual loans plus other real estate acquired - totaled $5.7 million, or 1.2% of total assets at December 31, 1995, as compared to 1.1% at December 31, 1994.

           Net interest income - the difference between total interest income on earning assets and total interest expense on deposits and borrowings - totaled $19.6 million for 1995, as compared to $12.2 million for 1994.

           Non-interest income - the fees charged for banking services - totaled $4.7 million for 1995, as compared to $3.2 million during 1994.

           Non-interest expense - carrying costs and losses incurred with the acquisition and sale of other real estate, employee compensation and other expenses, such as for occupancy, furniture and equipment, advertising, professional fees, deposit insurance premiums and supplies - totaled $15.9 million as compared to $10.4 million in 1994.

           Income tax expense - the income tax provision on current year earnings - totaled $2.3 million in 1995, versus $1.0 million in 1994.

In the following sections, these and other major factors and trends affecting the components of income and expense are examined in depth. Information concerning assets and liabilities is subsequently provided so that an evaluation can be made of capitalization and liquidity as they may affect Gulf Southwest's future outlook. Balances of the banks acquired in 1995 are only included in the totals reported for 1995.

NET INTEREST INCOME
-------------------

Net interest income on a taxable equivalent basis for 1995 was $20.0 million, an increase of $7.6 million, or 61.3%, from $12.4 million in 1994. Net interest income for 1994 was $12.4 million, up $1.3 million, or 11.7%, from $11.1 million in 1993.

Disregarding the acquisition of Texas Gulf Coast, net interest income increased $1.7 million, or 14.0%, for 1995 as compared to 1994. The improvement in net interest income for 1995 was primarily due to increases in average earning assets with higher average yields. The increase in average earning assets was the result of an increase of 3.8% in average deposits. The increase in 1994 was mainly due to the same factors, as well as the shift of non-earning assets to earning assets. Total interest expense increased $1.2 million in 1995 as compared to the 1994 decrease of $147 thousand. The 1995 increase was primarily due to an increase in interest bearing deposits with higher interest rates. The data used in the analysis of net interest income changes is derived from the daily average levels of interest-bearing assets and liabilities as well as from the rates earned and paid on these amounts. The following schedule gives a three-year history of Gulf Southwest's daily average interest-earning assets and interest-bearing liabilities. Net interest income is developed on a taxable equivalent basis because management of Gulf Southwest is of the opinion that such a presentation facilitates the analytical discussion of changes in the components of earnings. A history of the net interest margin on a taxable equivalent basis (using a federal income tax rate of 34%) is set forth below (in thousands), followed by detailed schedules of its components.

           SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                                 (IN THOUSANDS)

                                    DECEMBER 31, 1995                  DECEMBER 31, 1994                  DECEMBER 31, 1993
                             ------------------------------   -----------------------------------   ------------------------------
                             AVG. BAL.  INTEREST  AVG. RATE   AVG. BAL.    INTEREST     AVG. RATE   AVG. BAL.  INTEREST  AVG. RATE
                             ---------  --------  ----------  ---------  -------------  ----------  ---------  --------  ----------

Investment Securities:
   Taxable                    $103,893   $ 6,266       6.03%   $ 52,704        $ 3,041       5.77%   $ 42,795   $ 2,642       6.17%
   Non-taxable                  14,272     1,149       8.05%      5,494            562      10.23%      7,600       795      10.46%
Due from CD's                    1,419        76       5.36%      1,372             62       4.52%      1,573        46       2.92%
Interest bearing deposits
 with banks                     13,515     1,780       5.83%          0              0       0.00%          0         0       0.00%
Federal Funds Sold              30,551       793       5.87%     30,304          1,216       4.01%     36,420     1,076       2.95%
Net loans                      201,248    19,501       9.69%    135,077         12,275       9.09%    123,605    11,513       9.31%
                              --------   -------       ----    --------        -------      -----    --------   -------      -----
Total Interest earning
 assets                        364,898    29,565       8.10%    224,951         17,156       7.63%    211,993    16,072       7.58%
                              --------   -------       ----    --------        -------      -----    --------   -------      -----

Cash and due from banks         20,745                           12,445                                12,123
Premises, equipment and
 other                          17,001                            8,633                                11,509
                              --------                         --------                              --------
                              $402,644                         $246,029                              $235,625
                              ========                         ========                              ========

Deposits:
   Demand - interest
    bearing                   $ 83,104   $ 2,031       2.44%   $ 46,103        $   954       2.07%   $ 46,643   $ 1,082       2.32%
   Savings                      46,549     1,336       2.87%     29,097            736       2.53%     28,035       758       2.70%
   Time                        125,123     5,990       4.79%     79,786          3,106       3.89%     78,712     3,066       3.90%
Borrowings                       2,536       220       8.68%          0              0       0.00%        321        37      11.53%
                              --------   -------       ----    --------        -------      -----    --------   -------      -----
Total interest bearing
 liabilities                   257,312     9,577       3.72%    154,986          4,796       3.09%    153,711     4,943       3.22%
                              --------   -------       ----    --------        -------      -----    --------   -------      -----

Deposits - non-interest
 bearing                       101,883                           65,909                                59,577
Other liabilities                3,011                            1,716                                 1,394
Shareholders' equity            40,438                           23,418                                20,943
                              --------                         --------                              --------
                              $402,644                         $246,029                              $235,625
                              ========                         ========                              ========

Net interest earnings                    $19,988                               $12,360                          $11,129
                                         =======                               =======                          =======

Net yield on interest
 earning
  assets                                               5.48%                                 5.49%                            5.25%
                                                       ====                                 =====                            =====

Interest rate spread                                   4.38%                                 4.54%                            4.36%
                                                       ====                                 =====                            =====

Note: Average balances are based upon daily balances. The interest on non-taxable securities has been calculated on a fully taxable equivalent basis- 34% tax basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on these investments.

The following rate/volume variance has been allocated to the changes in rates. Non-accrual loans are included in the calculations made below. The interest on non-taxable investment income has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.


                              RATE/VOLUME ANALYSIS
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                 (IN THOUSANDS)

                                                     DECEMBER 31, 1995                              DECEMBER 31, 1994
                                       -------------------------------------------   ---------------------------------------------
                                       CHANGES FROM     CHANGES IN      CHANGES IN   CHANGES FROM       CHANGES IN      CHANGES IN
                                        PRIOR YEAR        VOLUME           RATES      PRIOR YEAR          VOLUME           RATES
                                       ------------  -----------------  -----------  -------------  ------------------  -----------

Interest income:
   Taxable securities                       $ 3,225             $2,954      $  271         $  399              $  610        $(211)
   Non-taxable securities                       587                898        (311)          (233)               (220)         (13)
   Due from CD's                                 14                  2          12             16                  (6)          22
   Federal funds sold                           564                 10         554            140                (181)         321
   Deposits with financial
    institutions                                793                  0         793              0                   0            0
   Loans                                      7,226              6,013       1,213            762               1,059         (297)
                                            -------             ------      ------         ------              ------        -----

     Total interest income                   12,409              9,877       2,532          1,084               1,262         (178)
                                            -------             ------      ------         ------              ------        -----

Interest expense:
   Deposits:
     Demand - interest bearing                1,077                766         311           (128)                (13)        (115)
     Savings                                    600                441         159            (22)                 27          (49)
     Time                                     2,884              1,765       1,119             40                  48           (8)
   Borrowings                                   220                  0         220            (37)                (37)           0
                                            -------             ------      ------         ------              ------        -----

Total interest expense                        4,781              2,972       1,809           (147)                 25         (172)
                                            -------             ------      ------         ------              ------        -----

Net interest income                         $ 7,628             $6,905      $  723         $1,231              $1,237        $  (6)
                                            =======             ======      ======         ======              ======        =====

LOAN PORTFOLIO
--------------

The following tables show the composition of the loan portfolio at the end of the last five years and the loan maturity distribution as of December 31, 1995 (dollars in thousands):

                                                       DECEMBER 31,
                                     ------------------------------------------------
                                       1995      1994      1993      1992      1991
                                     --------  --------  --------  --------  --------

Commercial and industrial            $ 44,651  $ 28,593  $ 27,935  $ 26,047  $ 25,715
Real estate - construction              8,626     7,205     2,997     2,145     2,690
Real estate - other                   123,130    80,472    68,837    65,842    64,958
Installment                            59,765    27,786    27,428    29,322    29,216
Other                                   1,392       403       255       100       263
                                     --------  --------  --------  --------  --------
  Total loans, net of
   unearned discount                 $237,564  $144,459  $127,452  $123,456  $122,842
                                     ========  ========  ========  ========  ========



                                                     DECEMBER 31, 1995
                                     ------------------------------------------------
                                     1 YEAR                1 - 5               AFTER
    DUE IN:                          OR LESS               YEARS              5 YEARS
                                     --------            --------            --------
Commercial and industrial loans      $ 22,779            $ 18,579            $  3,293
Real estate construction                4,709               3,917                   0
                                     --------            --------            --------

  Total                              $ 27,488            $ 22,496            $  3,293
                                     ========            ========            ========


Loans due after 1 year which have
 Predetermined interest rates                            $ 15,122
 Floating or adjustable rates                              10,667
                                                         --------

  Total                                                  $ 25,789
                                                         ========

LOAN PORTFOLIO COMPOSITION
--------------------------

Total loans increased 64.5% from December 31, 1994 to December 31, 1995. Commercial and industrial loans increased $16,058,000, or 56.2%, real estate related loans increased $44,079,000, or 50.3%, and installment loans increased $31,979,000, or 115.1%. Eliminating the loans acquired through the acquisition of Texas Gulf Coast, total loans increased $16,231,000, or 11.2%.

The composition of the loan portfolio at the end of the last three years is displayed in the following table:


                                 FOR THE YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                        1995    1994   1993
                                       -----   -----  -----

Commercial and industrial              18.8%  19.8%  21.9%
Real estate - construction              3.6%   5.0%   2.4%
Real estate - other                    51.8%  55.7%  54.0%
Individuals for household and
   other consumer purposes             25.2%  19.2%  21.5%
Other                                    .6%    .3%    .2%

Non-accrual loans and past due loans (90 days or more) totaled $3,125,000 and $850,000, respectively at December 31, 1995, as compared to $1,215,000 and $128,000, respectively at December 31, 1994.

PROVISION FOR CREDIT LOSSES
---------------------------

The allowance for credit losses at December 31, 1995 was $2,411,000, representing 1.01% of outstanding loans. A year earlier, this ratio was 1.43%. The provision for credit losses charged against earnings was $135,000 in 1995, $50,000 in 1994, and $410,000 in 1993. For the year 1995, the Company had net losses totaling $525,000 as compared to net recoveries of $27,000 in 1994 and net losses of $149,000 in 1993. Included in the net losses of $525,000, loans totaling approximately $300,000 are expected to be recovered through litigation. During 1995, the net charge-off ratio to average loans was .26% as compared to a net recovery ratio to average loans of .02% in 1994 and a net charge-off of .12% in 1993.

To a very large extent, the Subsidiary Banks' loan portfolio remains secured and current re-appraisals of collateral value have been received and undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its non-performing assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

The transactions occurring in the allowance for credit losses for the five years ended December 31, 1995, including a breakdown of net charge-offs by type of loan, are as follows:

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------
                                        1995        1994       1993       1992       1991
                                      ---------  ----------  ---------  ---------  ---------

Average loans outstanding             $201,248   $135,077    $125,476   $125,199   $123,056
                                      ========   ========    ========   ========   ========

Loans outstanding at year-end         $237,564   $144,459    $127,452   $123,456   $122,842
                                      ========   ========    ========   ========   ========

Allowance at beginning of period      $  2,063   $  1,986    $  1,725   $  2,079   $  2,213
                                      --------   --------    --------   --------   --------

Allowance of acquired banks                738          0           0          0          0

Provision charged to expense               135         50         410      1,165        825
                                      --------   --------    --------   --------   --------

Loans charged off:
 Commercial and industrial                (499)      (175)       (197)      (441)      (583)
 Real estate - construction                  0          0           0          0          0
 Real estate - other                       (14)      (159)        (54)    (1,002)      (291)
 Installment                              (211)      (103)       (136)      (201)      (277)
 Other                                     (18)         0           0          0          0
                                      --------   --------    --------   --------   --------

   Total                                  (742)      (437)       (387)    (1,644)    (1,151)
                                      --------   --------    --------   --------   --------

Loans recovered:
 Commercial and industrial                 101        155         150         54         86
 Real estate - construction                  0          0           0          0          0
 Real estate - other                        64        296          44         20         54
 Installment                                50         13          44         51         52
 Other                                       2          0           0          0          0
                                      --------   --------    --------   --------   --------

   Total                                   217        464         238        125        192
                                      --------   --------    --------   --------   --------

Net loans (charged-off) recovered         (525)        27        (149)    (1,519)      (959)
                                      --------   --------    --------   --------   --------

Allowance at end of period            $  2,411   $  2,063    $  1,986   $  1,725   $  2,079
                                      ========   ========    ========   ========   ========

Ratios:
 Allowance as a percent of loans
  outstanding at year-end                 1.01%      1.43%       1.56%      1.40%      1.69%

 Allowance as a percent of
  average loans                           1.20%      1.53%       1.58%      1.38%      1.69%

 Net loans charged-off (recovered)
   as a percent of average loans
  outstanding                              .26%      (.02%)      0.12%      1.20%      0.80%

 Allowance as a percentage
  of nonperforming loans                 60.65%    153.60%     122.40%     78.70%     51.80%

Management of the Subsidiary Banks continues to concentrate on identifying and addressing credit problems. Efforts have been undertaken and are ongoing to strengthen credit review policies and procedures. Intensive efforts are ongoing to ensure that any existing or identifiable developing problem loans receive the necessary effective attention. The Subsidiary Banks' procedures for reviewing the adequacy of their allowance for credit losses involve a review of lending policies and practices, the lending history of personnel involved in the lending process and the compliance by those personnel with the policies. Consideration also is given to (i) management's review of individual outstanding and proposed credits, (ii) the current size and composition of the loan portfolio, (iii) expectations of future economic conditions and their impact on particular industries and specific borrowers, (iv) the level and composition of non-performing loans, (v) evaluation of the underlying collateral for secured loans,
(vi) historical loan loss and recovery experience and (vii) comments made during regular examinations or audits by banking regulators, the Subsidiary Banks' internal loan review staff and independent auditors.

The allocation of the Subsidiary Banks' allowance for credit losses by loan category for the five years ended December 31, 1995 is presented in the following table (dollars in thousands).

                                                   DECEMBER 31,
                  ------------------------------------------------------------------------------
                       1995            1994            1993            1992            1991
                  --------------  --------------  --------------  --------------  --------------
                           % OF            % OF            % OF            % OF            % OF
                  AMOUNT   LOAN   AMOUNT   LOAN   AMOUNT   LOAN   AMOUNT   LOAN   AMOUNT   LOAN
                  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------

Commercial and
 industrial       $1,621   18.8%  $  826   19.8%  $1,010   21.9%  $  463   21.1%  $1,424   20.9%
Real estate -
 construction          *    3.6%       *    5.0%       *    2.4%       *    1.7%       4    2.2%
Real estate -
 other                50   51.8%     751   55.7%     277   54.0%   1,051   53.3%     314   52.9%
Installment          740   25.2%     486   19.2%     699   21.5%     211   23.8%     337   23.8%
Other                  *     .6%       *     .3%       *    . 2%       *     .1%       *     .2%
                  ------  -----   ------  -----   ------  -----   ------  -----   ------  -----

 Total            $2,411  100.0%  $2,063  100.0%  $1,986  100.0%  $1,725  100.0%  $2,079  100.0%
                  ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

*  Less than $1,000


NON-PERFORMING ASSETS
---------------------

All loans which cause management to have doubt as to the borrower's ability to substantially comply with present loan repayment terms are included in the schedule of non-performing loans.

Non-performing loans consist of loans on which interest is not being accrued; loans which are 90 days or more past due as to principal and/or interest payment and not yet in a non-accruing status. The policy of the Subsidiary Banks is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid. The Company had no material renegotiated or troubled debt restructuring loans during the years 1991 through 1995.

The following table discloses information regarding non-performing assets for each of the last five years (in thousands):


                                     DECEMBER 31,
                        --------------------------------------
                         1995    1994    1993    1992    1991
                        ------  ------  ------  ------  ------

Non-accrual loans       $3,125  $1,215  $1,455  $1,737  $3,394
Past due 90 days or
   more                    850     128     168     456     621
                        ------  ------  ------  ------  ------

   Total non-
   performing loans      3,975   1,343   1,623   2,193   4,015

Other real estate
    owned                1,697   1,461   1,578   3,037   5,090
                        ------  ------  ------  ------  ------

   Total non-
   performing assets    $5,672  $2,804  $3,201  $5,230  $9,105
                        ======  ======  ======  ======  ======

The Subsidiary Banks included in reported income for 1995, $61,858 of interest received on non-accrual loans. Had these loans paid interest at their original rates, the Subsidiary Banks would have reported $262,583 of interest on these non-accrual loans.

NON-INTEREST INCOME
-------------------

Non-interest income increased 43.8% in 1995 compared to an increase of 8.7% in 1994. Service charges on deposits, the largest component of non-interest income, increased by 47.6% in 1995 as compared to a decrease of 1.40% in 1994. Disregarding the acquisition of Texas Gulf Coast, non-interest income decreased by 10.3%

The components of other charges and fees consist of miscellaneous fees such as collection fees, credit card fees, safe deposit rentals, research fees, check printing income and wire transfer fees. These fees correlate to the level of transactions in each of the referenced categories. Other operating income increased $264,000, or 39.8%, from 1994 to 1995. The majority of the increase is attributable to the acquisition of the mortgage operation of Texas Gulf Coast. Income from the mortgage operation includes origination fees, as well as fees charged for servicing the underlying mortgages.

The following table sets forth by category the non-interest income and the percentage from the prior year for the most recent three years:

                                                (IN THOUSANDS)
                                  1995              1994              1993
                              ----------------  ----------------  ----------------
                                          %                 %                 %
                              AMOUNT   CHANGE   AMOUNT   CHANGE   AMOUNT   CHANGE
                              -------  -------  -------  -------  -------  -------

Service charges on deposit
  accounts                     $3,472     47.6%  $2,353    (1.4)%  $2,387      5.4%
Other service charges and
  fees                            256     15.3%     222     11.0%     200     (4.8)%
Other operating income            927     39.8%     663     82.6%     363     12.8%
Securities transactions             0      0.0%       0      0.0%      29     81.3%
                               ------    -----   ------    -----   ------    -----

                Total         $4,655    43.76%   $3,238      8.7%  $2,979      6.0%
                              ======    =====    ======    =====   ======    =====

NON-INTEREST EXPENSE
--------------------

Total non-interest expense increased by 52.8% for 1995 as compared to a decrease of 1.0% in 1994. All categories had significant increases due to the Texas Gulf Coast acquisition. Disregarding the acquisition, total non-interest expenses decreased $340,000, or 3.1%. Decreases in occupancy and furniture and equipment expenses ($139,000, or 8.3%), other real estate ($196,000, or 43.2%) and other operating expenses ($494,000, or 14.4%) were partially offset by an increase of $489,000 (10.1%) in salaries and benefits.

The following table sets forth by category the operating expenses and the percentage change from the prior year for the most recent three years:


                                   1995               1994               1993
                             -----------------  -----------------  ----------------
                                         %                  %                  %
                              AMOUNT   CHANGE    AMOUNT   CHANGE    AMOUNT   CHANGE
                             --------  -------  --------  -------  --------  -------

Salaries and employee
  benefits                   $ 8,317     72.4%  $ 4,825      1.2%  $ 4,770     10.8%
Occupancy expense              1,666     44.4%    1,154     25.4%      920     15.9%
Furniture and equipment
  expense                        824     55.5%      530     10.7%      479      4.6%
Other real estate expense        290   (36.1)%      454   (52.3)%      951   (21.1)%
Other operating expense        4,781     39.4%    3,430      1.7%    3,374      7.0%
                             -------   ------   -------   ------   -------   ------

   Total                     $15,878     52.8%  $10,393    (1.0)%  $10,494      5.8%
                             =======   ======   =======   ======   =======   ======

INCOME TAXES
------------

At December 31,1995, the Company has for tax reporting purposes, $302,000 of alternative minimum tax credit carryforward. Footnote 10 to the financial statements on page 47 sets forth the components of the income tax provision and the amounts of deferred tax assets and liabilities of the Company.

BALANCE SHEET MANAGEMENT
------------------------

During 1995, total average earning assets increased $139.9 million or 62.2%. Average loans increased $66.2 million, average investment securities increased $60.0 million and average short-term money market instruments increased $13.8 million (these investments include federal funds sold and interest bearing deposits in financial institutions and the Federal Home Loan Bank). The acquisition of Texas Gulf Coast accounts for approximately 75.2% of the increase in average earning assets.

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

The following table presents the Company's average balance sheet composition on a percentage basis:

BALANCE SHEET COMPOSITION - PERCENTAGE OF TOTAL ASSETS
------------------------------------------------------

                                         1995    1994    1993
                                        ------  ------  ------

Investment securities:
  Taxable                                25.8%   21.4%   18.2%
  Non-taxable                             3.5     2.2     3.2
Due from CD's                              .4      .6      .7
Federal funds sold                       11.0    12.3    15.4
Net loans                                50.0    54.9    52.5
                                        -----   -----   -----

                Total earning assets     90.7    91.4    90.0

Cash and due from banks                   5.1     5.1     5.1
Premises, equipment and other             4.2     3.5     4.9
                                        -----   -----   -----

                Total Assets            100.0%  100.0%  100.0%
                                        =====   =====   =====


PERCENTAGE OF TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

                                        1995    1994    1993
                                       ------  ------  ------

Deposits - interest bearing             63.3%   63.0%   65.1%
Borrowings                                .6      .0      .1
                                       -----   -----   -----

 Total interest bearing liabilities     63.9    63.0    65.2

Deposits - non-interest bearing         25.3    26.8    25.3
Other liabilities                         .8      .7      .6
Shareholders' Equity                    10.0     9.5     8.9
                                       -----   -----   -----

 Total Liabilities and
  Shareholders' Equity                 100.0%  100.0%  100.0%
                                       =====   =====   =====

INVESTMENT SECURITIES
---------------------

The book and market values of investment securities held by the Company as of dates indicated are summarized as follows (in thousands):

                                               DECEMBER 31,
                                      -----------------------------
                                        1995      1994       1993
                                      --------   -------   --------
Book Value:
 U. S. Treasury & Agencies            $129,110   $50,340   $44,096
 States and Political Subdivisions      21,382     6,505     8,226
 Other                                     227         7         7
                                      --------   -------   -------
   Total                              $150,719   $56,852   $52,329
                                      ========   =======   =======

Market Value                          $152,447   $55,766   $54,107
                                      ========   =======   =======

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

The following table shows as of December 31, 1995, the distribution of maturities and the weighted average interest yields to maturity of the Company's investment securities (dollars in thousands).

                                                                 HELD TO MATURITY
                                        ----------------------------------------------------------------
                                                                STATES & POLITICAL SUBDIVISIONS
                                        U. S. TREASURY         --------------------------------
                                          & AGENCIES            TAXABLE         NON-TAXABLE         TOTAL
                                        ---------------        ---------        -----------        -------
Due within one year:
 Book Value                                  $    0              $  935            $1,590           $2,525
 Market Value                                     0                 934             1,604            2,538
 Yield                                            0                5.66%            10.26%            8.56%
Due after one but within five years:
 Book Value                                  $    0              $1,395            $8,407           $9,802
 Market Value                                     0               1,405             8,508            9,913
 Yield                                            0                5.91%             7.06%            6.90%
Due after five but within ten years:
 Book Value                                  $    0              $  599            $8,180           $8,779
 Market Value                                     0                 626             8,441            9,067
 Yield                                            0                7.16%             7.73%            7.69%
Due after ten years:
 Book Value                                  $    0              $    0            $  276           $  276
 Market Value                                     0                   0               278              278
 Yield                                            0                   0              6.83%            6.83%



                                                         AVAILABLE FOR SALE
                                         --------------------------------------------
                                          U. S. TREASURY
                                            & AGENCIES         OTHER            TOTAL
                                          --------------      -------          --------
Due within one year:
   Book Value                                $38,552          $   0            $38,552
   Market Value                               38,677              0             38,677
   Yield                                        5.82%             0               5.82%
Due after one but within five years:
   Book Value                                 89,313              0             89,313
   Market Value                               90,441              0             90,441
   Yield                                        6.13%             0               6.13%
Due after five but within ten years:
   Book Value                                  1,153              0              1,153
   Market Value                                1,213              0              1,213
   Yield                                        7.43%             0               7.43%
Due after ten years:
   Book Value                                     92            227                319
   Market Value                                   93            227                320
   Yield                                        8.32%          6.00%              6.67%

The interest on non-taxable investment securities has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.

LIQUIDITY MANAGEMENT
--------------------

Like any commercial bank, the liability structure of the Subsidiary Banks requires that they maintain an appropriate level of liquid resources to meet normal day-to-day fluctuations in deposit volume and to make new loans and investments as opportunities arise. Liquidity can be provided by either assets or liabilities. The liquidity of Gulf Southwest is provided primarily by dividends from the Subsidiary Banks and GSWDP, income tax benefits and interest on time deposits in financial institutions. Sources of liquidity for the Subsidiary Banks are principally provided by maturing loans, deposits, cash, short-term investments, time deposits in other financial institutions, federal funds sold and profits. At December 31, 1995, the Subsidiary Banks had $29,486,000 in cash, $51,704,000 in federal funds sold and interest bearing deposits with the Federal Home Loan Bank, $898,000 in time deposits with other financial institutions and a $150,719,000 investment securities portfolio in which the market value was $1,728,000 more than the carrying value. The loan-to-deposit ratio was 55.1% at December 31, 1995 compared to 63.9% at December 31, 1994.

A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Gulf Southwest's Consolidated Statement of Cash Flows on page 32 indicates the sources of these cash flows.

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

DEPOSITS
--------

The most important source of the Subsidiary Bank's funds is deposits. The type of deposits that were in the Subsidiary Bank on a daily average basis and the related average rate paid during each of the last three years are broken down as follows (dollars in thousands):


                                      1995             1994           1993
                                 ---------------  --------------  --------------
                                           RATE            RATE            RATE
                                  AMOUNT   PAID   AMOUNT   PAID   AMOUNT   PAID
                                 --------  -----  -------  -----  -------  -----

Demand - non-interest bearing    $101,883  0.00%  $65,909  0.00%  $59,577  0.00%
Demand - interest bearing          83,104  2.44%   46,103  2.07%   46,643  2.32%
Savings                            46,549  2.87%   29,097  2.53%   28,035  2.70%
Time                              125,123  4.79%   79,786  3.89%   78,712  3.90%

The following table provides certain information regarding certificates of deposit issued by the Subsidiary Bank in amounts equal to or exceeding $100,000 at December 31, 1995 (dollars in thousands):

          Three (3) months or less                          $18,155
          Over three (3) months through six (6) months        5,662
          Over six (6) months through twelve (12) months      7,641
          Over twelve (12) months                             5,367
                                                            -------

               Total                                        $36,825
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

The following table presents the interest sensitivity position of the Company at December 31, 1995 (dollars in thousands):

                                              RATE SENSITIVE WITHIN                        NONRATE
                                 --------------------------------------------  -------------------------------
                                   30-DAY       90-DAY    180-DAY   ONE YEAR     TOTAL    SENSITIVE    TOTAL
                                 -----------  ----------  --------  ---------  ---------  ----------  --------
Earning Assets:
 Loan, Net of Unearned
  Discount                         $ 51,555    $ 13,205   $23,580   $ 86,042   $174,382    $ 63,182   $237,564
 Investment Securities                8,807       7,421    14,982     54,689     85,899      66,134    152,033
 Federal Funds Sold                  28,175           0         0          0     28,175           0     28,175
 Interest Deposits in Bank           23,530           0         0          0     23,530           0     23,530
 Other Earning Assets                   798         100         0          0        898           0        898
                                   --------    --------   -------   --------   --------    --------   --------
    Total Earning Assets            112,865      20,726    38,562    140,731    312,884     129,316    442,200
                                   --------    --------   -------   --------   --------    --------   --------
Interest Bearing Liabilities:
  Interest-Bearing Deposits         204,306      30,864    27,263     31,144    293,577      17,746    311,323
                                   --------    --------   -------   --------   --------    --------   --------
     Total Interest-Bearing
      Liabilities                   204,306      30,864    27,263     31,144    293,577      17,746    311,323
                                   --------    --------   -------   --------   --------    --------   --------
Interest Sensitivity Gap           $(91,441)   $(10,138)  $11,299   $109,587   $ 19,307
                                   ========    ========   =======   ========   ========
Ratio of Earning Assets to
 Interest-Bearing Liabilities         55.24%      67.15%   141.44%    451.87%    106.58%
                                   ========    ========   =======   ========   ========

The Company had a negative interest rate sensitive gap position in the 30-day period of $91.4 million. The cumulative rate sensitive gap position was a positive $19.3 million, which indicates that the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.


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

The guidelines require that banking organizations achieve minimum ratios of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of certain "Tier 1" elements). Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common Shareholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for possible credit losses.

At December 31, 1995, the Company's ratio of "Tier 1" and total capital to risk-weighted assets were approximately 18.85% and 19.79%, respectively. Both ratios significantly exceed regulatory minimums.

The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):

                                                  DECEMBER 31, 1995
                                                  ------------------
                                                   AMOUNT     RATIO
                                                  ---------  -------

         Tier 1 Capital                            $ 48,409   18.85%
         Tier 1 Capital Minimum Requirement          10,272    4.00%
                                                   --------   -----
         Excess Tier 1 Capital                     $ 38,137   14.85%
                                                   ========   =====

         Total Capital                             $ 50,820   19.79%
         Total Capital Minimum Requirement           20,544    8.00%
                                                   --------   -----
         Excess Total Capital                      $ 30,276   11.79%
                                                   ========   =====

         Risk Adjusted Assets, Net of Goodwill     $256,803
                                                   ========

In addition to the risk-based capital guidelines, the Board and the FDIC have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% "Tier 1" capital to adjusted total assets for banks with a CAMEL rating of 1 or for bank holding companies with a BOPEC rating of 1. All other institutions will be expected to maintain at least a 100 to 200 basis point cushion, i.e., these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1995 was 9.92%, which also exceeds the regulatory minimum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                               PAGE
                                                               ----
Report of Independent Auditors...............................   26

Gulf Southwest Bancorp, Inc. and Subsidiaries :

     Consolidated Balance Sheet - December 31, 1995 and 1994.   27

     Consolidated Statement of Income -
          For each of the three years in the period
          ended December 31, 1995............................   29

     Consolidated Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1995............................   31

     Consolidated Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1995............................   32

Gulf Southwest Bancorp, Inc. (Parent Company Only):

     Balance Sheet - December 31, 1995 and 1994..............   35

     Statement of Income -
          For each of the three years in the period
          ended December 31, 1995............................   36

     Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1995............................   31

     Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1995............................   37

Notes to Financial Statements................................   38

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

                   HIDALGO, BANFILL, ZLOTNIK & KERMALI, P.C.
            C E R T I F I E D   P U B L I C   A C C O U N T A N T S
                          (Originally Founded in 1949)



Board of Directors and Shareholders
Gulf Southwest Bancorp, Inc.
Houston, Texas


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


We have audited the accompanying consolidated balance sheet of Gulf Southwest Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995, and the balance sheet of Gulf Southwest Bancorp, Inc. (parent company only) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Southwest Bancorp, Inc. and subsidiaries and the financial position of Gulf Southwest Bancorp, Inc. (parent company only) as of December 31, 1995 and 1994, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       Hidalgo, Banfill, Zlotnik & Kermali, P.C.



Houston, Texas
February 21, 1996



    3555 TIMMONS LANE, SUITE 460 - HOUSTON, TEXAS 77027 - (713) 963-8008

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------


                                    ASSETS
                                    ------

                                                    December 31,
                                             --------------------------
                                                 1995          1994
                                             ------------  ------------

Cash and due from banks (Note 3)             $ 29,848,206  $ 14,962,004
Interest bearing deposits with bank            23,529,402             -
Time deposits with financial institutions         898,000     1,994,000
Federal funds sold                             28,175,000    26,950,000
Investment securities (Note 4):
 Held-to-maturity (Market value
  1995 - $ 21,796,181
  1994 - $ 47,802,547)                         21,381,584    48,888,543
 Available-for-sale                           130,650,980     7,963,020


Loans (Note 5):
 Loans, net of unearned income
  of $ 6,263,627 in 1995 and
  $ 2,945,396 in 1994                         237,564,299   144,459,176
 Less allowance for possible
  loan losses                                   2,410,815     2,062,786
                                             ------------  ------------

 Total loans, net                             235,153,484   142,396,390


Bank premises and equipment (Note 6)            8,692,194     4,620,923
Accrued interest receivable                     3,929,904     2,009,835
Real estate and other loan-related assets       1,770,207     1,469,272
Other assets                                    2,619,917     1,772,856
                                             ------------  ------------

 Total Assets                                $486,648,878  $253,026,843
                                             ============  ============

See notes to financial statements

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   December 31,
                                           ----------------------------
                                               1995           1994
                                           -------------  -------------

Deposits:
 Non-interest bearing                      $120,058,131   $ 71,983,647
 Interest bearing (Note 7)                  311,322,873    154,080,631
                                           ------------   ------------

                                            431,381,004    226,064,278

Accrued interest, taxes and other
 liabilities                                  2,576,113      1,423,467
Borrowings (Note 8)                           3,082,960              -
Minority interest                               286,697              -
                                           ------------   ------------

 Total Liabilities                          437,326,774    227,487,745
                                           ------------   ------------

Commitments and Contingencies (Note 11)               -              -

Stockholders' Equity (Notes 9 and 12):
 Preferred stock $ 20 par value,
  authorized 2,000,000 shares                         -              -

 Common stock, $ 1 par value,
  authorized 10,000,000 shares,
  issued 1,977,855 shares in 1995
  and 1,281,650 in 1994                       1,977,855      1,281,650
 Paid-in capital                             25,766,675      8,630,862
 Retained earnings                           21,166,586     16,002,758
 Net unrealized gain (loss) on
  securities available-for-sale
  (net of income taxes)                         859,555        (62,728)
                                           ------------   ------------

                                             49,770,671     25,852,542

 Less cost of stock held in treasury:
  Common, 34,885 shares in 1995 and
    23,014 in 1994                             (448,567)      (313,444)
                                           ------------   ------------

 Total Stockholders' Equity                  49,322,104     25,539,098
                                           ------------   ------------

 Total Liabilities and
  Stockholders' Equity                     $486,648,878   $253,026,843
                                           ============   ============

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                Year Ended December 31,
                                        ----------------------------------------
                                            1995          1994          1993
                                        ------------  ------------  ------------

Interest Income:
 Interest and fees
  on loans                              $19,500,532    $12,274,698   $11,512,713
 Investment securities:
  Taxable interest                        6,265,941      3,041,308     2,641,958
  Non-taxable interest                      758,059        370,726       524,996
 Interest bearing deposits with bank        793,023              -             -
 Time deposits with financial
  institutions                               76,140         62,363        45,730
 Federal funds sold                       1,780,062      1,216,142     1,076,099
                                        -----------    -----------   -----------

  Total Interest Income                  29,173,757     16,965,237    15,801,496
                                        -----------    -----------   -----------

Interest Expense:
 Deposits                                 9,356,469      4,796,133     4,906,504
 Long-term borrowings                       220,418              -        36,534
                                        -----------    -----------   -----------

  Total Interest Expense                  9,576,887      4,796,133     4,943,038
                                        -----------    -----------   -----------

Net interest income                      19,596,870     12,169,104    10,858,458
Provision for possible loan
 losses (Note 5)                            135,000         50,000       410,000
                                        -----------    -----------   -----------
Net interest income after
 provision for possible
 loan losses                             19,461,870     12,119,104    10,448,458
                                        -----------    -----------   -----------

Noninterest Income:
 Service charges on deposit
  accounts                                3,472,492      2,353,282     2,387,457
 Other service charges
  and fees                                  256,110        222,001       200,414
 Other operating income                     926,841        662,771       362,421
 Securities transactions
  (Note 4)                                      (40)             -        28,793
                                        -----------    -----------   -----------

  Total Noninterest Income                4,655,403      3,238,054     2,979,085
                                        -----------    -----------   -----------

Noninterest Expense:
 Salaries and employee
  benefits                                8,316,752      4,825,183     4,769,640
 Occupancy expense                        1,665,812      1,153,620       919,686
 Furniture and equipment
  expense                                   824,168        529,730       479,420
 Other real estate expense                  290,364        454,216       950,786
 Other operating expense
  (Note 15)                               4,780,721      3,430,091     3,374,888
                                        -----------    -----------   -----------

  Total Noninterest Expense              15,877,817     10,392,840    10,494,420
                                        -----------    -----------   -----------

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                  CONSOLIDATED STATEMENT OF INCOME (CONTINUED)
                  --------------------------------------------

                                    Year Ended December 31,
                               ------------------------------------
                                  1995          1994        1993
                               ----------   -----------  ----------
Income before provision for
 income taxes                    8,239,456    4,964,318    2,933,123

Provision for income taxes
 (Note 10)                       2,332,700      999,300      512,500
                                ----------   ----------   ----------

Net Income                      $5,906,756   $3,965,018   $2,420,623
                                ==========   ==========   ==========

Weighted Average Number
 of Common Shares
 Outstanding                     1,718,211    1,258,636    1,261,731
                                ==========   ==========   ==========

Net Income per Common Share     $     3.44   $     3.15   $     1.92
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

          GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES (CONSOLIDATED)
          ------------------------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                                                                  Net
                                                                               Unrealized
                                                                              Gain (Loss)
                                                                                   on
                                                                               Securities
                             Preferred    Common      Paid-In      Retained    Available-    Treasury
                               Stock      Stock       Capital      Earnings     for-Sale      Stock
                             ---------  ----------  -----------  ------------  -----------  ----------
Balance at
 January 1, 1993             $       -  $1,281,650  $ 8,630,862  $ 9,994,968   $        -   $(270,226)

Net income                           -           -            -    2,420,623            -           -
Cash dividend declared -
 common stock,
 $.10 per share                      -           -            -     (126,124)           -           -
Acquired 532 shares
 of treasury stock                   -           -            -            -            -           -
                             ---------  ----------  -----------  -----------   ----------   ---------

Balance at
 December 31, 1993                   -   1,281,650    8,630,862   12,289,467            -    (270,226)

Net income                           -           -            -    3,965,018            -           -
Cash dividend declared -
 common stock,
 $.20 per share                      -           -            -     (251,727)           -           -
Change in accounting
 method (Note 4)                     -           -            -            -       49,656           -
Net change in
 unrealized gain (loss)
 on investment securities
 available-for-sale                  -           -            -            -     (112,384)          -
Acquired 2,607 shares
 of treasury stock                   -           -            -            -            -     (43,218)
                             ---------  ----------  -----------  -----------   ----------   ---------

Balance at
 December 31, 1994                   -   1,281,650    8,630,862   16,002,758      (62,728)   (313,444)

Net income                           -           -            -    5,906,756            -           -
Cash dividend declared -
 common stock,
 $.41 per share                      -           -            -     (742,928)           -           -
Net change in
 unrealized gain (loss)
 on investment securities
 available-for-sale                  -           -            -            -    1,001,073           -
Common stock issued                  -     696,205   17,135,813            -      (78,790)          -
Acquired 15,328 shares
 of treasury stock                   -           -            -            -            -    (174,256)
Sold 3,457 shares
 of treasury stock                   -           -            -            -            -      39,133
                             ---------  ----------  -----------  -----------   ----------   ---------

Balance at
 December 31, 1995           $       -  $1,977,855  $25,766,675  $21,166,586   $  859,555   $(448,567)
                             =========  ==========  ===========  ===========   ==========   =========

        See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                Year Ended December 31,
                                          -------------------------------------
                                              1995         1994         1993
                                          ------------  -----------  -----------

Cash Flows From Operating
Activities:

Net income                                $ 5,906,756   $3,965,018   $2,420,623
                                          -----------   ----------   ----------
Adjustments to Reconcile Net
Income to Cash Flows
from Operating Activities:

Provision for possible
  loan losses                                 135,000       50,000      410,000
Discount (accretion) amortized to
  income                                      246,698      465,510      383,578
Loss (Gain) on sale or maturity of
  investment securities                            40            -      (28,793)
Origination of mortgage loans for sale     (7,419,281)           -            -
Proceeds from mortgage loans sold           7,336,361            -            -
Depreciation and amortization                 888,835      520,777      428,566
Loss (Gain) on sale of premises
  and equipment                                24,216      (10,475)      50,689
Provision for losses on real
  estate and other loan-related
  assets                                      109,900      245,343      654,438
(Gain) Loss on sale of real estate
  and other loan-related assets                11,528        1,571      (42,798)
(Increase) Decrease in accrued
  interest receivable                        (164,755)    (322,899)     (32,006)
Decrease (Increase) in other
  assets                                     (110,580)     876,537      153,948
Increase (Decrease) in accrued
  interest, taxes and other
  liabilities                                 219,740      292,418      166,310
                                          -----------   ----------   ----------

  Total Adjustments                         1,277,702    2,118,782    2,143,932
                                          -----------   ----------   ----------

Net Cash Flows From
Operating Activities                        7,184,458    6,083,800    4,564,555
                                          -----------   ----------   ----------

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                ------------------------------------------------

                                                       Year Ended December 31,
                                              -------------------------------------------
                                                   1995          1994           1993
                                              -------------  -------------  -------------
Cash Flows From Investing Activities:
 Net decrease (increase) in time
   deposits in financial institutions            1,096,000      (700,000)       648,000
 Proceeds from sales of held-to-maturity
   investment securities                                 -             -        745,000
 Proceeds from the maturities of
   held-to-maturity investment securities       19,036,859      6,830,000    13,548,450
 Proceeds from the sales of
   available-for-sale investment securities              -              -             -
 Proceeds from the maturities of
   available-for-sale investment securities     19,311,807      7,500,000             -
 Purchase of held-to-maturity
   investment securities                       (24,717,436)   (17,924,547)  (19,305,243)
 Purchase of available-for-sale
   investment securities                       (20,152,737)    (1,488,750)            -
 Net (increase) decrease in loans              (13,919,914)   (17,417,795)   (3,259,252)
 Rebates paid to customers                      (1,033,599)      (470,934)     (594,272)
 Recoveries of loans charged-off                   216,986        464,273       237,664
 Proceeds from sale of premises
   and equipment                                    24,738         28,300        62,887
 Capital expenditures                             (599,288)      (946,806)     (724,762)
 Proceeds from sale of real
   estate and other loan-related
   assets                                          423,356        305,600       318,704
                                              ------------   ------------  ------------

Net Cash Flows From Investing
  Activities                                   (20,313,228)   (23,820,659)   (8,322,824)
                                              ------------   ------------  ------------

Cash Flows From Financing Activities:
 Net increase in deposits                       24,291,803      7,122,140    10,974,419
 Repayment of long-term borrowings                (374,045)             -      (350,000)
 Proceeds from sale of treasury stock               39,133              -             -
 Purchase of treasury stock                       (174,256)       (43,218)            -
 Dividends paid                                   (742,928)      (251,727)     (126,124)
                                              ------------   ------------  ------------

Net Cash Flows From
  Financing Activities                          23,039,707      6,827,195    10,498,295
                                              ------------   ------------  ------------

Net Increase (decrease) in
  Cash and Cash Equivalents                      9,910,937    (10,909,664)    6,740,026
Cash and Cash Equivalents at
  Beginning of Period                           41,912,004     52,821,668    46,081,642
Cash received in acquisition of banks           29,729,667              -             -
                                              ------------   ------------  ------------

Cash and Cash Equivalents at
  End of Period                               $ 81,552,608   $ 41,912,004  $ 52,821,668
                                              ============   ============  ============

Interest Paid                                 $  9,489,152   $  4,814,583  $  4,907,871
                                              ============   ============  ============

Federal Income Taxes Paid                     $  1,635,366   $    289,000  $     12,000
                                              ============   ============  ============

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                ------------------------------------------------


                                          Year Ended December 31,
                                 ---------------------------------------
                                    1993           1995          1994
                                 -----------    -----------   ----------
Non-Cash Transactions:

  Bank loans for real estate
   and other loan-related
   assets sold                   $   607,832    $   749,330   $   971,700


  Foreclosed properties
   transferred to real
   estate and other loan
   related assets                $   736,956    $ 1,216,352   $ 4,449,828


  Investment securities
   transferred to securities
   available-for-sale            $         -    $14,185,179   $         -


  Issued 696,205 shares of
   common stock for the
   merger with Texas Gulf
   Coast Bancorp, Inc.           $17,753,228    $         -   $         -

See notes to financial statements.

                          GULF SOUTHWEST BANCORP, INC.
                          ----------------------------
                              (PARENT COMPANY ONLY)
                             ----------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------

                                                       December 31,
                                                --------------------------
                                                    1995          1994
                                                ------------  ------------

Cash                                            $ 2,341,817   $   213,062
Certificates of deposit                                   -       500,000
Due from non-bank subsidiary                         59,000       104,256
Due from bank subsidiary                          1,750,000       841,800
Investment in bank subsidiary                    44,568,002    23,021,849
Equipment                                            23,850             -
Excess of cost of subsidiaries over
 equity in net assets acquired, net
 of accumulated amortization of
 $ 278,466 in 1995 and $ 264,076
 in 1994                                            297,200       311,590
Deferred tax asset                                  301,679       728,679
                                                -----------   -----------

  Total Assets                                  $49,341,548   $25,721,236
                                                ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Accrued expenses                                $    19,444   $   138,666
Due to Bank subsidiary                                    -        43,472
                                                -----------   -----------

  Total Liabilities                                  19,444       182,138
                                                -----------   -----------

Commitments and Contingencies (Note 11)                   -             -

Stockholders' Equity (Notes 9 and 12):
 Preferred stock, $ 20 par value,
  authorized 2,000,000 shares                             -             -

 Common stock, $ 1 par value,
  authorized 10,000,000 shares,
  issued 1,977,855 shares in 1995
  and 1,281,650 in 1994                           1,977,855     1,281,650
 Paid-in capital                                 25,766,675     8,630,862
 Retained earnings                               21,166,586    16,002,758
 Net unrealized gain (loss) on
  securities available-for-sale
  (net of income taxes)                             859,555       (62,728)
                                                -----------   -----------

                                                 49,770,671    25,852,542
 Less cost of stock held in treasury:
  Common, 34,885 shares in 1995 and
  23,014 in 1994                                   (448,567)     (313,444)
                                                -----------   -----------

  Total Stockholders' Equity                     49,322,104    25,539,098
                                                -----------   -----------

  Total Liabilities and Stockholders' Equity    $49,341,548   $25,721,236
                                                ===========   ===========

See notes to financial statements.

                         GULF SOUTHWEST BANCORP, INC.
                         ----------------------------
                             (PARENT COMPANY ONLY)
                            ----------------------

                              STATEMENT OF INCOME
                              -------------------


                                         Year Ended December 31,
                                   ------------------------------------
                                      1995        1994         1993
                                   ----------  -----------  -----------

Income:
 Cash dividends from subsidiary    $3,000,000  $        -   $        -
 Interest income                       13,072      14,097        5,140
                                   ----------  ----------   ----------

                                    3,013,072      14,097        5,140
                                   ----------  ----------   ----------

Expenses:
 Interest                                   -           -       36,534
 Other operating
  expenses                            197,568     177,276       50,175
                                   ----------  ----------   ----------

                                      197,568     177,276       86,709
                                   ----------  ----------   ----------

Income (loss) before
 income tax benefit and
 equity in undistributed
 income of subsidiary               2,815,504    (163,179)     (81,569)

Income tax benefit                    299,400     621,900      328,000
                                   ----------  ----------   ----------

Income before equity
 in undistributed income
 of subsidiary                      3,114,904     458,721      246,431

Equity in undistributed
 income of subsidiary               2,791,852   3,506,297    2,174,192
                                   ----------  ----------   ----------

Net income                         $5,906,756  $3,965,018   $2,420,623
                                   ==========  ==========   ==========

See notes to financial statements.

                         GULF SOUTHWEST BANCORP, INC.
                         ----------------------------
                             (PARENT COMPANY ONLY)
                            ----------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                    Year Ended December 31,
                                            ----------------------------------------
                                                1995          1994          1993
                                            ------------  ------------  ------------
Cash Flows From Operating
 Activities:

Net Income                                  $ 5,906,756   $ 3,965,018   $ 2,420,623

Adjustments to Reconcile Net
 Income to Cash Flows From
 Operating Activities:
 Equity in undistributed
  income of subsidiary                       (2,791,852)   (3,506,297)   (2,174,192)
 Amortization and depreciation                   17,040        14,390        14,391
 Increase (Decrease) in
  accrued expenses                             (119,222)       89,319        49,346
 (Increase) in due from subsidiary             (862,944)     (449,300)     (216,501)
 Decrease in deferred tax asset                 427,000       499,400       547,154
                                            -----------   -----------   -----------

Net Cash Flows From Operating Activities      2,576,778       612,530       640,821
                                            -----------   -----------   -----------

Cash Flows From Investing Activities:
 (Decrease) in due to Bank subsidiary           (43,472)            -             -
 Purchase of equipment                          (26,500)            -             -
                                            -----------   -----------   -----------

Net Cash Flows From Investing Activities        (69,972)            -             -
                                            -----------   -----------   -----------

Cash Flows From Financing Activities:
 Payments on long-term
  borrowings                                          -             -      (350,000)
 Proceeds from sale of treasury stock            39,133             -             -
 Purchase of treasury stock                    (174,256)      (43,218)            -
 Dividends paid                                (742,928)     (251,727)     (126,124)
                                            -----------   -----------   -----------

Net Cash Flows From Financing Activities       (878,051)     (294,945)     (476,124)
                                            -----------   -----------   -----------

Net Increase (Decrease) in Cash
 and Cash Equivalents                         1,628,755       317,585       164,697
Cash and Cash Equivalents at
 Beginning of Year                              713,062       395,477       230,780
                                            -----------   -----------   -----------

Cash and Cash Equivalents at
 End of Year                                $ 2,341,817   $   713,062   $   395,477
                                            ===========   ===========   ===========

Interest Paid                               $         -   $         -   $    36,534
                                            ===========   ===========   ===========

Taxes Paid                                  $ 1,635,366   $   289,000   $    12,000
                                            ===========   ===========   ===========

Non-Cash Transactions:
 Issued 696,205 shares of common stock
 for the merger with Texas Gulf
 Coast Bancorp, Inc.                        $17,753,228   $         -   $         -
                                            ===========   ===========   ===========

See notes to financial statements.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and reporting policies of Gulf Southwest Bancorp, Inc. (Company) and its subsidiaries conform to generally accepted accounting principles and practices within the banking industry which require the use of estimates by management in the preparation of financial statements.

The Company and its subsidiaries offer a full range of financial services to commercial, industrial, financial and individual customers in the greater Houston, Texas and surrounding area, including short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, Small Business Administration lending, letters of credit, installment and other consumer loans, savings accounts and various savings programs, including individual retirement accounts, and interest and non-interest-bearing checking accounts. Other services include federal tax depository, safe deposit and night depository services. A summary of the more significant accounting policies follows:

FINANCIAL STATEMENT PRESENTATION
--------------------------------

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary, Gulf Southwest Nevada Bancorp, Inc. and its wholly-owned subsidiaries Merchants Bank, First Bank Mainland, Central Data Processing, Inc. and G.S.W. Data Processing, Inc. and its majority owned subsidiaries Texas City Bank and First Bank Pearland. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in subsidiary is accounted for on the equity method of accounting in the Parent Company Only financial statements.

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

LOANS
-----

Loans are stated at the principal amount outstanding, net of unearned income and the allowance for possible loan losses. Interest on commercial, real estate and other loans is accrued over the term of the loan based on the amount of principal outstanding except where serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. Interest income on installment loans is computed primarily on sum-of-the-months-digit method which, in the aggregate, does not differ materially from the interest method. Net loan origination and commitment fees are being deferred and amortized into income over the term of the loan as an adjustment of the yield.

Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status if in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. All cash receipts, whether

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

LOANS (CONTINUED)
-----------------

designated as principal or interest are used to reduce the carrying value of the loan when it is in the nonaccrual status. Loans are restored to accrual status when principal and interest payments are brought current and future payments in accordance with loan terms are reasonably assured.

Impaired loans are carried at the fair value of the loan's collateral. Changes in these values are reflected as adjustments to the allowance for loan losses.

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

REAL ESTATE AND OTHER LOAN-RELATED ASSETS
-----------------------------------------

Real estate and other loan-related assets are stated at the lower of cost or estimated fair value, less the estimated costs to sell. Any reduction from cost (loan value) to estimated fair value at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent valuation adjustments are charged to current earnings through the provision for revaluation of real estate and other loan-related assets. Losses on dispositions are recognized in the period of occurrence while gains are not recognized until all criteria for income recognition have been met. Also, any income received or expense incurred during the period the assets are owned is recognized as income or expense during the period in which it is received or incurred and is included in other real estate expense.

EXCESS OF COST OVER EQUITY IN NET ASSETS ACQUIRED
-------------------------------------------------

The fair value of the net assets acquired in transactions accounted for as purchases is recorded as an investment by the parent company. The excess of the cash or market value of the consideration given in the transaction over the fair value of the net assets acquired is recorded as the excess of cost over fair value of assets acquired, which is amortized into other operating expenses on a straight-line basis over a period of 15 to 40 years.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

INCOME TAXES
------------

The Company and its subsidiaries file a consolidated Federal income tax return. The subsidiaries record income tax expense by applying the statutory tax rate to their income as adjusted for tax exempt interest and other temporary differences and remit the portion of Federal income taxes currently due to the parent company. The parent company records, as a tax benefit, the difference between total taxes reflected by the subsidiaries and the consolidated provision for income taxes. Deferred tax assets and liabilities are recognized for balance sheet basis differences for tax and financial reporting purposes. The deferred taxes represent future tax return consequences of those differences. Investment tax credits and alternative minimum tax credits are recognized as a reduction of Federal income taxes when such credits are utilized.

EARNINGS PER SHARE
------------------

Earnings per share of common stock are computed by dividing earnings by the weighted average number of shares outstanding during the year.

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits with bank and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

RECLASSIFICATIONS
-----------------

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

NOTE 2 - ACQUISITION AND MERGERS
--------------------------------

On May 1, 1995, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc. acquired all of the outstanding common stock of Texas Gulf Coast Bancorp, Inc. by issuing 696,205 (with a fair value of $25.50 per share) shares of Gulf Southwest Bancorp, Inc. common stock plus cash of $52,231 for fractional and dissenter shares to effect the merger. The acquisition and merger was accounted for as a purchase transaction. The excess of cost of the acquired Company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed of $194,650 was recorded as excess of cost over the net equity in net assets acquired and is being amortized over 15 years.

The operations of Texas Gulf Coast Bancorp, Inc. since May 1, 1995 are included in the accompanying financial statements. If the Companies had been combined for all of 1995 and 1994 the results of operations would have been as follows:

                                          Pro forma
                                   Year Ended December 31,
                          -----------------------------------------
                                  1995                 1994
                          -----------------------------------------
                                [In thousands, except per share]

  Net interest income           $22,533               $20,551
  Net income                    $ 6,343               $ 4,991
  Net income per share          $  3.25               $  2.55

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 2 - ACQUISITION AND MERGERS (CONTINUED)
--------------------------------------------

On January 1, 1996, Gulf Southwest Nevada Bancorp, Inc. a wholly owned subsidiary of the Company merged all of its subsidiary Banks into its Merchants Bank subsidiary and the former subsidiary Banks became branches of Merchants Bank.

Effective November 30, 1994, the Company contributed its investment in Merchants Bank and G.S.W. Data Processing, Inc., wholly owned subsidiaries to Gulf Southwest Nevada Bancorp, Inc., a newly formed, wholly owned, multi bank holding company subsidiary.

NOTE 3 - RESERVE REQUIREMENTS
-----------------------------

Cash and due from banks of approximately $8,344,000 and $5,245,000 at December 31, 1995 and 1994, respectively, were maintained to satisfy regulatory reserve and other requirements.

NOTE 4 - INVESTMENT SECURITIES
------------------------------

On January 1, 1994, the Company adopted SFAS 115, which addresses the accounting for investments in debt and equity securities. See Note One for a further discussion with respect to SFAS 115.

In December of 1995 the Company reassessed the appropriateness of the classifications of investment securities in accordance with the Special Report on A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. The Company transferred all U.S. Treasury and U.S. Government Agencies investment securities in the held-to-maturity classification to the available-for-sale classification. This transfer will enable the Company to more easily control their interest rate risks and liquidity as part of its overall asset/liability management.

U. S. Treasury securities at their amortized cost of $45,194,977 and U.S. Government Agencies securities at their amortized cost of $55,250,854 were transferred to the available-for-sale classification at their fair value of $45,129,601 and $56,058,300, respectively.

HELD-TO-MATURITY INVESTMENT SECURITIES:
---------------------------------------

The amortized cost and estimated fair value of held-to-maturity investment securities were as follows:

                                            Unrealized Gross
                              Amortized   -------------------     Fair
                                Cost         Gains    Losses      Value
                             -----------  ----------  -------  -----------
December 31, 1995:

U.S. Treasury and other
 U.S. Government agencies    $         -   $      -   $     -  $         -
State, county and
 municipal obligations        21,381,584    462,228    47,631   21,796,181
                             -----------   --------   -------  -----------

                             $21,381,584   $462,228   $47,631  $21,796,181
                             ===========   ========   =======  ===========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 4 - INVESTMENT SECURITIES (CONTINUED)
------------------------------------------

HELD-TO-MATURITY INVESTMENT SECURITIES (CONTINUED):
---------------------------------------------------

                                                                                              Unrealized Gross
                                                                          Amortized       -------------------------        Fair
                                                                             Cost           Gains          Losses          Value
                                                                         ------------     ----------     ----------     ------------


December 31, 1994:

 U.S. Treasury and other
 U.S. Government agencies                                                $ 42,383,642     $   12,367     $1,173,439     $ 41,222,570
State, county and
 municipal obligations                                                      6,504,901        147,533         72,457        6,579,977
                                                                         ------------     ----------     ----------     ------------
                                                                         $ 48,888,543     $  159,900     $1,245,896     $ 47,802,547
                                                                         ============     ==========     ==========     ============

AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
-----------------------------------------

The amortized cost and estimated fair value of available-for-sale investment securities were as follows:


                                                                                              Unrealized Gross
                                                                          Amortized       -------------------------        Fair
                                                                             Cost           Gains          Losses          Value
                                                                         ------------     ----------     ----------     ------------
December 31, 1995:

U.S. Treasury and other
 U.S. Government agencies                                                $129,110,288     $1,662,989     $  349,464     $130,423,813
Other                                                                         227,167              -              -          227,167
                                                                         ------------     ----------     ----------     ------------
                                                                         $129,337,455     $1,662,989     $  349,464     $130,650,980
                                                                         ============     ==========     ==========     ============


                                                                                              Unrealized Gross
                                                                          Amortized       -------------------------        Fair
                                                                             Cost           Gains          Losses          Value
                                                                         ------------     ----------     ----------     ------------
December 31, 1994:

U.S. Treasury and other
 U.S. Government agencies                                                $  8,051,563     $        -     $   95,043     $  7,956,520
Other                                                                           6,500              -              -            6,500
                                                                         ------------     ----------     ----------     ------------
                                                                         $  8,058,063     $        -     $   95,043     $  7,963,020
                                                                         ============     ==========     ==========     ============



Cash proceeds from the maturity of held-to-maturity investment securities during 1995, 1994 and 1993 were $19,036,859, $6,830,000 and $14,293,450, respectively. Cash proceeds from the maturity and sales of available-for-sale investment securities during 1995 and 1994 was $19,311,807 and $7,500,000, respectively. During 1995 the Company had a net loss of $40 on the call of held-to-maturity investment securities (gross gains of $53 and gross losses of $93.) The Company had no gross gains or losses from matured or sold held-to-maturity or available-for-sale securities during 1994. Net gains from investment securities matured or sold in 1993 amounted to $28,793 (gross gains of $61,419 and gross losses of $32,626).

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 4 - INVESTMENT SECURITIES (CONTINUED)
------------------------------------------

AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
-----------------------------------------

The amortized cost and estimated fair value of investment securities at December 31, 1995 by contractual maturity were as follows:

                                       Held-to-Maturity           Available-for-Sale
                                -----------------------------  -------------------------
                                   Amortized         Fair       Amortized        Fair
                                      Cost           Value         Cost         Value
                                ----------------  -----------  ------------  ------------

Due in one year or less              $ 2,525,545  $ 2,538,029  $ 38,551,671  $ 38,677,799
Due after one year through
 five years                            9,802,248    9,913,321    89,312,707    90,439,475
Due after five years through
 ten years                             8,777,967    9,066,875     1,153,173     1,213,266
Due after ten years                      275,824      277,956       319,904       320,440
                                     -----------  -----------  ------------  ------------

Total Investment Securities          $21,381,584  $21,796,181  $129,337,455  $130,650,980
                                     ===========  ===========  ============  ============


Investment securities with amortized costs of $74,309,085 and $6,220,306 at December 31, 1995 and 1994, were pledged to secure public deposits and for other purposes as required by law.

NOTE 5 - LOANS
--------------

The loan portfolio was comprised of the following categories at December 31:

                                                                                         1995           1994
                                                                                     ------------   ------------
 Commercial and industrial                                                           $ 44,650,607   $ 28,592,898
 Real estate - construction                                                             8,626,413      7,205,357
 Real estate - other                                                                  123,129,892     80,471,985
 Installment loans                                                                     66,029,009     30,731,534
 Mortgage loans held for resale                                                           299,665              -
 Other loans                                                                            1,092,340        402,798
                                                                                     ------------   ------------

  Total loans                                                                         243,827,926    147,404,572

 Less:
  Unearned income                                                                      (6,263,627)    (2,945,396)
  Allowance for possible
   loan losses                                                                         (2,410,815)    (2,062,786)
                                                                                     ------------   ------------

 Net Loans                                                                           $235,153,484   $142,396,390
                                                                                     ============   ============

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 5 - LOANS (CONTINUED)
--------------------------

Loans on which interest was not being accrued and past due loans (90 days or more) amounted to $3,125,506 and $849,588, respectively at December 31, 1995, compared to $1,215,347 and $127,984, respectively at December 31, 1994.

The allowance for loan losses related to these loans was $226,208 and $111,938 in 1995 and 1994, respectively.

Interest income lost on impaired loans and the average balance of impaired loans was as follows for the year ended December 31:

                                        1995        1994        1993
                                     ----------  ----------  ----------
  Interest income that would have
    been recorded                    $  262,583  $  105,740  $  197,689
  Interest income recognized             61,858       1,059      24,094
                                     ----------  ----------  ----------

  Interest income lost               $  200,725  $  104,681  $  173,595
                                     ==========  ==========  ==========

  Average balance                    $2,179,898  $1,433,000  $1,908,000
                                     ==========  ==========  ==========

Some of the directors and executive officers of the Company and its subsidiaries and their related parties are loan customers at the Company's subsidiary banks. In management's judgment, such borrowings were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve other than normal risk of collectibility.

An analysis of loans to these parties, exclusive of loans to such persons that in the aggregate do not exceed $60,000, is as follows:


                                                                                                     1995          1994
                                                                                                  -----------   -----------

Balance at beginning of year                                                                      $ 4,083,674   $ 3,294,546
New loans                                                                                           9,784,932     2,815,617
Amounts collected                                                                                  (6,722,794)   (2,010,980)
Loans to customers no longer or new
 related parties and other                                                                          4,622,252       (15,509)
                                                                                                  -----------    -----------
Balance at end of year                                                                            $11,768,064    $ 4,083,674
                                                                                                  ===========    ===========

Transactions in the allowance for possible loan losses were as follows:

                                                                                 1995                1994                 1993
                                                                              ----------          -----------          -----------
Balance at beginning of year                                                  $2,062,786          $ 1,986,438          $ 1,725,384
Allowance of acquired banks                                                      737,941                    -                    -
Provision charged to expense                                                     135,000               50,000              410,000
Loan losses:
 Charge-offs                                                                    (741,898)            (437,925)            (386,610)
 Recoveries                                                                      216,986              464,273              237,664
                                                                              ----------          -----------          -----------
Net loan losses                                                                 (524,912)              26,348             (148,946)
                                                                              ----------          -----------          -----------

Balance at end of year                                                        $2,410,815          $ 2,062,786          $ 1,986,438
                                                                              ==========          ===========          ===========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 5 - LOANS (CONTINUED)
--------------------------

The Company adopted the Financial Accounting Standards Boards Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan and No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures on January 1, 1995. The adoption of these standards had no material effect on the Company's financial position or results of operations.

NOTE 6 - BANK PREMISES AND EQUIPMENT
------------------------------------

Bank premises and equipment were comprised of the following at December 31:

                                              Estimated
                                            Useful Lives       1995           1994
                                            -------------  -----------     -----------

Land                                                       $ 1,700,175     $  831,304
Bank premises and leasehold improvements    5 to 40 yrs.     8,512,827      4,616,478
Furniture and equipment                     3 to 10 yrs.     5,722,127      3,624,676
Automobiles                                 3 to 5 yrs.        492,601        273,144
Construction in progress                                       599,788              -
Less - accumulated depreciation
 and amortization                                           (8,335,324)    (4,724,679)
                                                           -----------    -----------

Net balance at end of year                                 $ 8,692,194    $ 4,620,923
                                                           ===========    ===========

Depreciation and amortization charged to operating expense was $814,045 in 1995, $506,385 in 1994, and $414,175 in 1993.

NOTE 7 - INTEREST BEARING DEPOSITS
----------------------------------

Interest bearing deposits were comprised of the following categories at December 31:

                               1995          1994
                           ------------  ------------

Interest bearing demand    $108,598,126  $ 45,897,535
Savings                      52,680,765    28,481,431
Time                        113,219,057    63,158,385
Time over $100,000           36,824,925    16,543,280
                           ------------  ------------

                           $311,322,873  $154,080,631
                           ============  ============

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 8 - BORROWINGS
-------------------

The Company had the following indebtedness at December 31, 1995:

Subsidiaries
------------


Note payable in the original amount of $3,400,000.
Principal payments of $175,000 a quarter beginning
June 30, 1995, and quarterly thereafter until maturity
at March 31, 1997.  Interest was payable quarterly
beginning June 30, 1995, at the prime rate (8.5% at
December 31, 1995).  The note is collateralized by
all the shares of common stock of three bank
subsidiaries owned by Gulf Southwest Nevada Bancorp, Inc.    $3,050,000

Note payable in monthly installments of $2,441
including interest at 8%.  The note is collateralized
by computer equipment.                                           32,960
                                                             ----------
                                                             $3,082,960
                                                             ==========

In January of 1996 the above borrowings were repaid.


NOTE 9 - DIVIDENDS FROM SUBSIDIARIES
------------------------------------

Substantially all of the retained earnings of the Company represent undistributed net income of subsidiaries. Dividends paid by the Company's subsidiary banks are subject to restrictions by certain regulatory agencies.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 10 - FEDERAL INCOME TAXES
------------------------------

The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992. The cumulative adjustment resulted in a tax benefit of $2,469,500.

Deferred income taxes result from differences between amounts of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, are as follows:

                                                                                                                1995        1994
                                                                                                              ---------  -----------
Deferred Tax Assets:
 Carrying value of other real estate owned                                                                     $212,000   $  283,500
 Allowance for possible loan losses                                                                             266,200      176,500
 Unrealized investment securities losses                                                                              -       32,300
 Net operating loss carryforward                                                                                      -      227,200
 Investment tax credit                                                                                                -       95,800
 Alternative minimum tax credit                                                                                 301,700      406,000
                                                                                                               --------  -----------
                                                                                                                779,900    1,221,300
                                                                                                               --------  -----------
Deferred Tax Liabilities:
 Accretion on municipal bonds                                                                                    42,400       51,900
 Accumulated depreciation                                                                                       285,900            -
 Unrealized investment securities gains                                                                         446,600            -
                                                                                                               --------  -----------
                                                                                                                774,900       51,900
                                                                                                               --------  -----------
Net Deferred Tax                                                                                               $  5,000   $1,169,400
                                                                                                               ========  ===========

The consolidated provision for income taxes for the years ended December 31, consists of the following:

                                                                                                     1995       1994         1993
                                                                                                  ----------   --------  -----------
Currently payable                                                                                 $1,556,600   $330,000   $   68,000
Deferred                                                                                             776,100    669,300      444,500
                                                                                                  ----------   --------  -----------
                                                                                                  $2,332,700   $999,300   $  512,500
                                                                                                  ==========   ========  ===========

The income tax expense applicable to securities gains and losses for the years 1995, 1994 and 1993 was $(12), $(-0-) and $5,760, respectively.

The difference between the effective tax rate on consolidated income before income taxes and the statutory rate is attributed to the following:

                                                                                               1995          1994         1993
                                                                                             ----------    ----------    ---------
Federal income tax
 provision at statutory rate                                                                 $2,801,400    $1,687,900    $ 997,000
Tax exempt income                                                                              (257,800)     (126,000)    (178,500)
Additional deductible expense                                                                  (115,100)     (162,800)     (96,000)
Tax benefits and tax rate differences                                                           (95,800)     (399,800)    (210,000)
                                                                                             ----------    ----------    ---------
                                                                                             $2,332,700    $  999,300    $ 512,500
                                                                                             ==========    ==========    =========

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

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)
------------------------------------------

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities for financial reporting and tax reporting purposes. The sources and related tax effects of these differences are as follows:

Tax effect of temporary differences:       1995       1994        1993
                                         ---------  ---------  ----------

Other real estate owned                  $ 73,900   $199,700   $  53,500
Allowance for loan losses                 (24,800)   (17,000)   (139,000)
Accumulated depreciation                   36,500          -           -
Accretion on municipal bonds               (9,500)   (12,400)    (17,000)
Use of net operating loss                 282,900    499,000     547,000
Use of alternative minimum tax credit     321,300          -           -
Use of investment tax credit               95,800          -           -
                                         --------   --------   ---------

                                         $776,100   $669,300   $ 444,500
                                         ========   ========   =========

At December 31, 1995, the Company has, for tax reporting purposes, alternative minimum tax credits of approximately $301,700.


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In the normal course of business, the Company's subsidiary banks are a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheet.

The Company's subsidiary banks use the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is required to support the off-balance sheet instruments when it is deemed necessary. Collateral held varies, but may include: deposits held in financial institutions, accounts receivable, inventory and property, plant and equipment.

Financial instruments whose contract amounts represent potential credit risk are as follows at December 31:

                                               1995          1994
                                            -----------  ------------

Commitments to extend credit                $38,592,479   $19,075,185
Standby and commercial letters of credit    $   691,349   $   623,122
Letters of guaranty                         $    94,000   $    65,000

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

The Company and subsidiaries have non-cancelable operating leases covering certain equipment and buildings. The following is a schedule of future minimum lease payments as of December 31, 1995:

Year Ending December 31,    Buildings   Equipment
--------------------------  ----------  ---------

 1996                       $  366,136   $103,967
 1997                          366,521     99,567
 1998                          366,521     73,575
 1999                          310,363          -
 2000                          310,363          -
 2001 and after              2,327,721          -
                            ----------   --------

                            $4,047,625   $277,109
                            ==========   ========

Rent expense incurred under operating leases amounted to $519,882, $402,859 and $305,460 for the years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company's subsidiary banks had contracts for construction of new branch facilities and purchase of land and equipment of $1,400,150.

Various lawsuits are pending against the Company's subsidiary banks. Management, after reviewing these suits with legal counsel, considers that the aggregate liability, if any, would not have a material adverse effect on the Company's financial position.

NOTE 12 - FLEXIBLE STOCK OPTION PLAN
------------------------------------

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

As of December 31, 1995 no options have been granted under the plan.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 13 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company has a noncontributory defined benefit pension plan covering substantially all full time employees. Benefits are based on an employee's years of service and compensation. The Company makes contributions to the plan annually based upon actuarial valuations. The plan assets are managed and invested by the trust division of a commercial bank. The plan assets are invested in several equity, bond and common trust investment funds managed by the trustee bank.

The Company's pension plan was adopted on September 1, 1994. The Texas Gulf Coast Bancorp, Inc. noncontributory defined benefit pension plan was merged with the Company's pension plan on December 31, 1995.

Unrecognized prior service cost of the Company's pension plan is being amortized on a straight line basis over fifteen years.

Net periodic pension cost for the pension plan was as follows for 1995:

   Service cost-benefit earned during the year                                              $   400,863
   Interest cost on projected benefit obligation                                                189,701
   Actual gain on plan assets                                                                  (148,629)
   Net amortization and deferrals                                                                 9,127
                                                                                            -----------

   Net pension cost                                                                         $   451,062
                                                                                            ===========

Significant assumptions used in determining pension cost for the Company are as follows:

   Discount rate                                                                                    7.0%
   Expected rate of increase in compensation                                                        4.0%
   Expected long-term rate of return on plan assets                                                 8.0%

Funded status of the pension plan at December 31, 1995 is as follows:

   Projected benefit obligation                                                             $(2,756,095)
   Plan assets at fair value                                                                  2,033,964
                                                                                            -----------
   Plan assets (less) than projected
     benefit obligation                                                                        (722,131)
   Unrecognized net (gains) loss                                                               (362,190)
   Unrecognized net (assets) obligation
     being amortized over 15 years                                                             (258,701)
   Unrecognized prior service cost                                                              638,948
                                                                                            -----------

   (Accrued) prepaid pension cost                                                           $  (704,074)
                                                                                            ===========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 13 - EMPLOYEE BENEFIT PLANS (CONTINUED)
--------------------------------------------

The Company has a qualified employee benefit plan under section 401(k) of the Internal Revenue Code. Employees can contribute up to 15% of their compensation to the plan on a pretax basis subject to regulatory limits and the Company at its discretion can match up to 100 percent of 6 percent of the participant's compensation. The administrative cost of the plan is paid by the Company at no cost to the participants.

NOTE 14 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------

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

Cash and cash equivalents - - For cash and due from banks, interest bearing deposits with bank, time deposits in financial institutions and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment securities - - Investment securities fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. See Note One for valuation methodologies used for investment securities.

Loans - - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings -- The fair value of borrowings is estimated based upon current market interest rates for Companies with like credit ratings and similar maturities.

Commitments to extend credit and standby letters of credit - - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of letters of credit is based on fees currently charged for similar letters of credit.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                                      AND
                                      ---
               GULF SOUTHWEST BANCORP, INC. (PARENT COMPANY ONLY)
               --------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 14 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
-------------------------------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:

                                                                            December 31, 1995               December 31, 1994
                                                                      -------------------------------  ----------------------------
                                                                          Carrying           Fair         Carrying         Fair
                                                                           Amount           Value          Amount          Value
                                                                      -----------------  ------------  --------------  -------------
Assets:
 Cash and cash equivalents                                                 $ 82,450,608  $ 82,450,608    $ 43,906,004   $ 43,906,004
 Investment securities                                                     $152,032,564  $152,447,161    $ 56,851,563   $ 55,765,567
 Loans, net                                                                $235,153,484  $232,867,020    $142,396,390   $142,067,103

Liabilities:
 Deposits                                                                  $431,381,004  $431,836,141    $226,064,278   $226,207,860
 Borrowings                                                                $  3,082,960  $  3,082,960    $          -   $          -
Off-balance sheet instruments
 Letters of credit fees                                                    $          -  $      7,776    $          -   $      4,965

NOTE 15 - OTHER OPERATING EXPENSE
---------------------------------

Other operating expense for the years ended December 31, are as follows:

                                                                                              1995            1994           1993
                                                                                         ------------    ------------  -------------

Stationery, supplies and printing                                                        $    357,924    $    277,648   $    232,033
Legal, accounting and professional                                                            542,437         464,815        374,657
Data processing                                                                               729,121         486,560        601,313
Advertising                                                                                   297,435         225,532        178,036
Insurance                                                                                     418,856         539,192        578,045
Postage and freight                                                                           420,876         244,703        263,411
Other                                                                                       2,014,072       1,191,641      1,147,393
                                                                                         ------------    ------------  -------------
                                                                                         $  4,780,721    $  3,430,091   $  3,374,888
                                                                                         ============    ============  =============

ITEM 9.   ACCOUNTING AND FINANCIAL DISCLOSURE
-------   -----------------------------------

None


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(Incorporated by reference to the section entitled "Nominees for Election as Directors" of Gulf Southwest's Proxy Statement for its 1996 annual meeting of shareholders.)

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(Incorporated by reference to the section entitled "Executive Compensation" of Gulf Southwest's Proxy Statement for its 1996 annual meeting of shareholders.)

ITEM 12.  SECURITY OWENRSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(Incorporated by reference to the section entitled "Ownership of Common Stock" of Gulf Southwest's Proxy Statement for its 1996 annual meeting of shareholders.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of Gulf Southwest's Proxy Statement for its 1996 annual meeting of shareholders.)


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  ------------------------------------------------------
          FORM 8-K
          --------

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  Financial Statements
          See index to financial statements at Item 8 of this report.
     (2)  Exhibits

(B)  REPORTS ON FORM 8-K.

     No reports were filed.

                                                             (IF APPLICABLE)
                                                     INCORPORATED BY REFERENCE FROM
                                                --------------------------------------
(C) EXHIBIT NUMBER AND DESCRIPTION               FORM     DATE     FILE NO.    EXHIBIT
                                                 ----     ----     --------    -------

(2)  Plan of acquisition, reorganization,
     ------------------------------------
     arrangement, liquidation or succession
     --------------------------------------

     2.1  Agreement and Plan of Reorganization    S-4   11/25/94  33-86750      2.1

                                                                   (IF APPLICABLE)
                                                          INCORPORATED BY REFERENCE FROM
                                                      ----------------------------------------
  EXHIBIT NUMBER AND DESCRIPTION                       FORM     DATE      FILE NO.    EXHIBIT
                                                      ------   ------    ---------   --------
(3)  Articles of Incorporation and Bylaws
     ------------------------------------
     3.1   Articles of Incorporation, together
           with amendments thereto                     10-K    12/31/90    0-11033       3.1

     3.2   Bylaws of the Registrant                      10    03/31/83    0-11033       3.2

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

(27) Financial Data Schedule
     -----------------------

     27.1  Financial Data Schedule                      N/A      N/A         N/A         N/A

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GULF SOUTHWEST BANCORP, INC.



                                                 BY: /s/ J. W. Lander, Jr.
                                                     --------------------
                                                     J. W. Lander, Jr.
                                                     Chief Executive Officer

                                                 Date:    March 21, 1996

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                 TITLE                         DATE
  ---------                 -----                         ----
/s/ Norman H. Bird          Director, Secretary,          March 21, 1996
------------------          and Vice President
Norman H. Bird



/s/ A. Harrel Blackshear    Director                      March 21, 1996
------------------------
A. Harrel Blackshear



/s/ Donald Harding          Director                      March 21, 1996
------------------
Donald Harding


                            Director, Chairman,
/s/ J. W. Lander, Jr.       and Chief Executive           March 21, 1996
---------------------       Officer
J. W. Lander, Jr.


                            Director, President and
/s/ J. W. Lander, III       Principal Financial and       March 21, 199
---------------------       Accounting Officer
J. W. Lander, III

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  EXHIBITS TO

                                   FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF


                      THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-11033



                          GULF SOUTHWEST BANCORP, INC.


            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                         INDEX TO EXHIBITS


                                                            (IF APPLICABLE)
                                                     INCORPORATED BY REFERENCE FROM
                                                     ------------------------------
EXHIBIT NUMBER AND DESCRIPTION                    FORM    DATE      FILE NO.    EXHIBIT
--------------------------------                  ----  --------  -----------  ---------

(2) Plan of acquisition, reorganization,
    ------------------------------------
    arrangement, liquidation or succession
    --------------------------------------

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

(21) Subsidiaries of the Registrant
     ------------------------------

   21.1 List of Subsidiaries                      N/A        N/A         N/A       N/A

(27) Financial Data Schedule
     -----------------------
   27.1 Financial Data Schedule                   N/A        N/A         N/A       N/A