Form 10-Q
period 1996-03-31
GULF SOUTHWEST BANCORP INC
filed 1996-05-10
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ------    EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1996
                                           --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ------    EXCHANGE ACT OF 1934

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

                          Yes    [X]       NO    [_]

As of May 1, 1996, Registrant had outstanding 1,943,970 shares of its $1.00 par value per share common stock.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of March 31, 1996 and the consolidated statements of income for the three months ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results of the full year.

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)
                                  (Unaudited)



                                     ASSETS



                                          MARCH 31,  DECEMBER 31,
                                            1996         1995
                                          ---------  ------------

Cash and due from banks                    $ 25,330      $ 29,848
Interest bearing deposits with bank          11,085        23,529
Time deposits in banks                        1,998           898
Federal funds sold                           20,375        28,175
Investment securities:
 Held-to-Maturity                            20,115        21,382
 Available-for-Sale                         132,461       130,651
Loans, net of allowance for
 loan losses                                242,146       235,154
Bank premises and equipment                  11,319         8,692
Accrued interest receivable                   3,866         3,930
Other assets                                  3,801         4,390
                                           --------      --------
  Total Assets                             $472,496      $486,649
                                           ========      ========

                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,   DECEMBER 31,
                                           1996         1995
                                        ----------  -------------
Deposits:
 Non-interest bearing                    $121,343       $120,058
 Interest bearing                         298,761        311,323
                                         --------        -------
                                          420,104        431,381
Accrued interest, taxes and
 other liabilities                          2,696          2,576
Borrowings                                      0          3,083
Minority Interest                               0            287
                                         --------        -------
  Total Liabilities                       422,800        437,327
                                         --------        -------
Stockholders' Equity:
 Common stock                               1,978          1,978
 Paid-in capital                           25,767         25,767
 Retained earnings                         22,306         21,167
 Unrealized securities
  gains (losses)                               79            859
                                         --------        -------
                                           50,130         49,771
                                         --------        -------
Less cost of stock held in treasury:
 Common Stock                                (434)          (449)
                                         --------        -------

  Total Stockholders' Equity               49,696         49,322
                                         --------        -------

   Total Liabilities and
    Stockholders' Equity                 $472,496       $486,649
                                         ========       ========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                           -----------------------
                                           1996              1995
                                           -----             -----
Interest Income:
 Interest and fees on loans               $5,639            $3,427
 Investment securities:
  Taxable                                  2,012               790
  Non-taxable                                231                75
 Interest bearing deposits with bank         137                 0
 Time deposits with banks                     28                24
 Federal funds sold                          505               317
                                           -----             -----

  Total Interest Income                    8,552             4,633
                                           -----             -----

Interest Expense:
 Interest bearing deposits                 2,820             1,276
 Borrowed funds                                9                 0
                                           -----             -----

  Total Interest Expense                   2,829             1,276
                                           -----             -----

Net interest income                        5,723             3,357
Provision for possible loan losses            80                 0
                                           -----             -----

Net interest income after provision
 for loan losses                           5,643             3,357
                                           -----             -----

Non-Interest Income:
 Service charges and fees                  1,167               616
 Other operating income                      232               202
                                           -----             -----

  Total Non-Interest Income                1,399               818
                                           -----             -----


                  GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                            --------------------------------
                                              1996                   1995
                                            ---------             ----------
Non-Interest Expense:
 Salaries and employee benefits             $   2,798             $    1,233
 Furniture, equipment and
  occupancy expense                               724                    383
 Other operating expenses                       1,390                    980
                                            ---------             ----------
  Total Non-Interest Expense                    4,912                  2,596
                                            ---------             ----------
Income before income taxes                      2,130                  1,579
Income taxes                                      660                    485
                                            ---------             ----------
Net Income                                  $   1,470             $    1,094
                                            =========             ==========

Per Share:

 Net Income                                 $     .76             $      .87
                                            =========             ==========

 Dividends - Common Stock                   $     .17             $      .08
                                            =========             ==========

 Average Number of Shares Outstanding       1,943,137              1,258,636
                                            =========             ==========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)




                                            THREE MONTHS ENDED
                                                MARCH 31,
                                            -------------------
                                              1996        1995
                                            --------    -------

Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net Income                                    $ 1,470   $1,094

Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
  Provision for loan losses                        80        0
  Depreciation and amortization                   246      107
  Discount (accretion) amortized
   to income                                      171      114
  Origination of mortgage loans for sale       (3,110)       0
  Proceeds of mortgage loans sold               2,981        0
  Provision for losses on real
   estate and other assets                        122       49
  (Increase) decrease in interest
   receivable                                      64       28
  (Decrease) increase in accrued
   interest and other liabilities                 120      120
  Other - net                                     324      (28)
                                              -------   ------
Net Cash Flows From Operating Activities        2,468    1,484
                                              -------   ------



                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                ------------------
                                                  1996       1995
                                                -------     ------
 Investing Activities:
  Net increase in time deposits
    in banks                                     (1,100)       250
  Proceeds from the maturities of held-to-
   maturity investment securities                 1,510      3,500
  Proceeds from the maturities of available-
   for-sale investment securities                11,033      2,500
  Purchase of held-to-maturity
   investment securities                           (253)    (6,710)
  Purchase of available-for-sale
    investment securities                       (14,197)      (500)
  Net decrease (increase) in loans               (6,367)    (3,851)
  Purchase of bank premise and equipment         (2,863)       (33)
  Proceeds from sale of real estate
   and other loan related assets                    151         68
  Other                                            (181)         0
                                                -------     ------

Net Cash From Investing Activities              (12,267)    (4,776)
                                                -------     ------


                  GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                                1996      1995
                                              --------  --------
Financing Activities:
 Net increase (decrease) in deposits          (11,277)    (7,747)
 Dividends paid                                  (331)      (101)
 Sale of Treasury stock                            15          0
 Repayment of borrowings                       (3,083)         0
 Purchase minority interest                      (287)         0
                                             --------   --------
Net Cash Flows from Financing Activities      (14,963)    (7,848)
                                             --------   --------
Net Increase (decrease) in Cash
 and Cash Equivalents                         (24,762)   (11,140)
Cash and Cash Equivalents at
 Beginning of Period                           81,552     41,912
                                             --------   --------
Net cash received in acquisition of banks
Cash and Cash Equivalents at
 End of Period                               $ 56,790   $ 30,772
                                             ========   ========
For the nine months ended September 30:
 Interest paid                               $  2,959   $  1,253
                                             ========   ========
 Income taxes paid                           $      0   $     88
                                             ========   ========


                 GULF SOUTHWEST BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                     THREE MONTHS ENDED
                                         MARCH 31,
                                     ------------------
                                       1996      1995
                                     -------   --------
Non-Cash Transactions:
 Foreclosed properties transferred
  to other real estate and loan
  related assets                      124,000  280,000

 Bank loans for other real estate
  and loan related assets sold        700,000  665,000


                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME
                        -------------------------------


The following analysis discusses material changes in the results of operations for the first quarter of 1996 as compared to the first quarter of 1995. Gulf Southwest Bancorp, Inc. recorded earnings of $1,470,000 in the first quarter of 1996. This level of earnings represented an increase of $376,000 from the $1,094,000 earned in the first quarter of 1995.

NET INTEREST INCOME
- -------------------

Net interest income increased 70.5% in the first quarter of 1996 when compared to the same of 1995. The increase of $2,366,000 resulted from a $3,919,000 (84.6%) increase in interest income on earning assets, partially offset by an increase of $1,553,000 (121.7%) in interest expense. Higher volumes of interest earning assets and interest bearing liabilities attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. were the primary reasons for the increases.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

The provision for possible loan losses increased by $80,000 for the first
quarter of 1996 compared to the first quarter of 1995.   The ratio of the
allowance for possible loan loses to outstanding loans decreased to 1.00% at March 31, 1996 from 1.38% at March 31, 1995.

The Company's Subsidiary Bank's policy is to maintain a level in the allowance for possible loan losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Bank's loan portfolio. The transactions in the allowance for possible loan losses were as follows:

- ----------------------------------------------


                                              FOR THE QUARTER
                                              ENDED  MARCH 31,
                                        ------------------------------
                                            1996              1995
                                        -------------     ------------
Loans outstanding at period end         $244,599,000      $148,157,000
                                        ============      ============

Allowance at beginning of period        $  2,411,000      $  2,063,000
                                        ------------      ------------

Provision charged to expense                  80,000                 0
                                        ------------      ------------

Loans charged off:
 Commercial and industrial              $    (14,000)     $    (18,000)
 Real estate                                 (15,000)               (0)
 Installment                                 (83,000)          (25,000)
                                        ------------      ------------
  Total                                     (112,000)          (43,000)
                                        ------------      ------------

Loans recovered:
 Commercial and industrial                    48,000            14,000
 Real estate                                   2,000             6,000
 Installment                                  24,000             3,000
                                        ------------      ------------
  Total                                       74,000            23,000
                                        ------------      ------------

Net Loans recovered (charged off)            (38,000)          (20,000)
                                        ------------      ------------

Allowance at end of period              $  2,453,000      $  2,043,000
                                        ============      ============

Ratios:
 Allowance as a percent of
  loans outstanding                             1.00%             1.38%
                                        ============      ============

 Allowance as a percent of
  nonperforming loans                           58.6%            149.0%
                                        ============      ============

NON-PERFORMING ASSETS
- ---------------------

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

- ---------------------------------

The following table discloses information regarding non-performing assets for the indicated periods:

                                                                      MARCH 31,
                                                          ---------------------------------
                                                             1996                   1995
                                                          ----------             ----------

Non-accrual loans                                         $2,856,000             $  991,000
Past due 90 days or more                                   1,332,000                380,000
                                                          ----------             ----------
 Total                                                     4,188,000              1,371,000
 Other real estate owned                                   1,087,000              1,515,000
                                                          ----------             ----------
 Total non-performing assets                              $5,275,000             $2,886,000
                                                          ==========             ==========


 NON-INTEREST INCOME
 -------------------

The components included in non-interest income for the indicated periods are as follows:


                                                             FOR THE QUARTER
                                                             ENDED MARCH 31,
                                                    ---------------------------------
                                                       1996                   1995
                                                    ----------             ----------
Service charges and fees                            $1,167,000             $  616,000
Other operating income                                 232,000                202,000
Securities transactions                                      0                      0
                                                    ----------             ----------
 Total non-interest income                          $1,399,000             $  818,000
                                                    ==========             ==========

Non-interest income increased $581,000 or 71.0% for the first quarter of 1996 over the first quarter of 1995. This increase is primarily due to the acquisition of Texas Gulf Coast Bancorp, Inc.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE
- --------------------

Non-interest expense increased by 89.2% for the first quarter of 1996 over the first quarter of 1995. The totals were as follows:

                                            FOR THE QUARTER
                                            ENDED MARCH 31,
                                         ----------------------
                                            1996        1995
                                         ----------  ----------
Salaries and employee benefits           $2,798,000  $1,233,000
Furniture, equipment and occupancy
 expense                                    724,000     383,000
Other operating expenses                  1,390,000     980,000
                                         ----------  ----------
 Total non-interest expenses             $4,912,000  $2,596,000
                                         ==========  ==========

Salaries and employee benefits are the most significant operating expenses of the Company. These expenses increased by $1,565,000 or 126.9% for the first quarter of 1996 as compared to the first quarter of 1995.

Furniture, equipment and occupancy expense increased by 89.0% for the first quarter of 1996 over the first quarter of 1995. Other operating expenses increased by 41.8% for the first quarter of 1996 over the comparable period of 1995. The increases in non-interest expenses are attributable to the acquisition of Texas Gulf Coast Bancorp, Inc.

The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure.


                           ANALYSIS OF BALANCE SHEET
                           -------------------------

EARNING ASSETS
- --------------

When comparing the total of earning assets at March 31, 1996, to the total at December 31, 1995, earning assets decreased 2.5%. The decrease of $11,609,000 was due to the decreases of $12,444,000 in interest bearing deposits in banks and $7,800,000 in federal funds sold. The decreases were partially offset by increases of $1,100,000, $543,000 and $6,992,000 in time deposits in banks, securities and loans, respectively.

Included in the total of earning assets at March 31, 1996 are loans totaling $2,856,000 which are on a non-accrual status. This compares to non-accrual loans totaling $991,000 and $3,125,000 at March 31, 1995 and December 31, 1995, respectively.

DEPOSITS
- --------

The most important funding source for earning asset growth is deposits. Total deposits decreased by 2.6% from December 31,1995 to March 31, 1996, compared to a decrease of 3.4% from December 31, 1994, to March 31, 1995. Non-interest bearing deposits increased 1.1% from December 31, 1995 to March 31, 1996, while interest bearing deposits decreased 4.0% for the same period.

CAPITAL
- -------

Shareholders' equity increased $374,000, or .8%, for the three months ended March 31, 1996, as compared to an increase of 4.1% for the three months ended March 31, 1995. The ratio of stockholders' equity to total assets was 10.5% on March 31, 1996, as compared to 10.1% on December 31,1995.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted

- -------------------

assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At March 31, 1996, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 18.83% and 19.78%, respectively. The Company's Subsidiary Bank at March 31, 1996 had core capital of 17.11% and total capital of 18.07% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At March 31, 1996, the Company's Leverage Ratio was 10.24%. A similar leverage ratio applicable to the Company's Subsidiary Bank has been adopted by the FDIC. At March 31, 1996, the Company's Subsidiary Bank's ratio was 9.34%.

LIQUIDITY AND CAPITAL COMMITMENTS
- ---------------------------------

Liquidity is the ability of the Company and its Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of March 31, 1996, the liquidity level of the Subsidiary Bank was 44.6%.

The Company believes that both it and the Subsidiary Bank have sufficient capital and financial resources to meet its current and anticipated capital commitments.

                           PART 2 - OTHER INFORMATION


Item 1.   Legal proceedings.
          ------------------

          Not applicable

Item 2.   Changes in securities.
          ----------------------

          Not applicable

Item 3.   Defaults upon senior securities.
          --------------------------------

          Not applicable

Item 4.   Submission of matters to a vote of security holders.
          ----------------------------------------------------

          Not applicable

Item 5.   Other information.
          ------------------

          Not applicable

Item 6.   Exhibits and reports on Form 8-K.
          ---------------------------------

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1996.

                                 EXHIBIT INDEX


Exhibit number and description
- ------------------------------

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

                              GULF SOUTHWEST BANCORP, INC.



     Date: May 7, 1996        BY: /s/ J. W. LANDER, JR., CHAIRMAN
                                  _______________________________
                                  J. W. Lander, Jr., Chairman



     Date: May 7, 1996        BY: /s/ J. W. LANDER, III, PRESIDENT
                                  ________________________________
                                  J. W. Lander, III, President
                                  (principal financial and chief
                                   accounting officer)