Form 10-Q
period 1996-06-30
GULF SOUTHWEST BANCORP INC
filed 1996-08-13
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 1996

                                       OR

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the transition period from _______ to ________


                        Commission File Number 0-11033


                          MERCHANTS BANCSHARES, INC.
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

                         GULF SOUTHWEST BANCORP, INC.
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ----

As of August 1, 1996, Registrant had outstanding 1,944,970 shares of its $1.00 par value per share common stock.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of June 30, 1996 and the consolidated statements of income for the three and six months ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the three and six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results of the full year.

Effective May 1, 1995, the Company consummated its' acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)
                                  (Unaudited)



                                     ASSETS



                                                                      JUNE 30,               DECEMBER 31,
                                                                       1996                      1995
                                                                     ---------               ------------

Cash and due from banks                                               $ 25,866                  $ 29,848
Interest bearing deposits with banks                                       503                    23,529
Time deposits in banks                                                   2,798                       898
Federal funds sold                                                      12,100                    28,175
Investment securities:
 Held-to-Maturity                                                       21,072                    21,382
 Available-for-Sale                                                    129,094                   130,651
Loans, net of allowance for
 loan losses                                                           260,787                   235,154
Bank premises and equipment
Accrued interest receivable                                             11,896                     8,692
Other assets                                                             3,914                     3,930
                                                                         4,785                     4,390
                                                                      --------                  --------
  Total Assets
                                                                      $472,815                  $486,649
                                                                      ========                  ========

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996                1995
                                                                                --------          -----------

Deposits:
 Non-interest bearing                                                           $122,599            $120,058
 Interest bearing                                                                297,980             311,323
                                                                                --------            --------

                                                                                 420,579             431,381
Accrued interest, taxes and
 other liabilities                                                                 2,061               2,576
Borrowings                                                                             0               3,083
Minority Interest                                                                      0                 287
                                                                                --------            --------

  Total Liabilities                                                              422,640             437,327
                                                                                --------            --------

Stockholders' Equity:
 Common stock                                                                      1,978               1,978
Paid-in capital                                                                   25,767              25,767
 Retained earnings                                                                23,381              21,167
 Unrealized securities
  gains (losses)                                                                    (532)                859
                                                                                --------            --------

                                                                                  50,594              49,771
                                                                                --------            --------

Less cost of stock held in treasury:
 Common Stock                                                                       (419)               (449)
                                                                                --------            --------

  Total Stockholders' Equity                                                      50,175              49,322
                                                                                --------            --------

   Total Liabilities and
     Stockholders' Equity                                                       $472,815            $486,649
                                                                                ========            ========

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                             ------------------
                                                                               1996      1995
                                                                            --------    -------

Interest Income:
 Interest and fees on loans                                                  $6,018     $4,868
 Investment securities:
  Taxable                                                                     2,043      1,488
  Non-taxable                                                                   230        195
 Interest bearing deposits with banks                                            66        114
 Time deposits with banks                                                        23         19
 Federal funds sold                                                             292        497
                                                                             ------     ------

  Total Interest Income                                                       8,672      7,181
                                                                             ------     ------

Interest Expense:
 Interest bearing deposits                                                    2,686      2,279
 Borrowed funds                                                                   0         78
                                                                             ------     ------

  Total Interest Expense                                                      2,686      2,357
                                                                             ------     ------

Net interest income                                                           5,986      4,824
Provision for possible loan losses                                               82         40
                                                                             ------     ------

Net interest income after provision
 for loan losses                                                              5,904      4,784
                                                                             ------     ------

Non-Interest Income:
 Service charges and fees                                                     1,136        971
 Other operating income                                                         217        192
 Securities gains (losses)                                                        0          0
                                                                             ------     ------

  Total Non-Interest Income                                                   1,353      1,163
                                                                             ------     ------

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                             JUNE 30,
                                                    ---------------------------
                                                         1996           1995
                                                    ----------      -----------
Non-Interest Expense:
 Salaries and employee benefits                          2,984            2,083
 Furniture, equipment and
  occupancy expense                                        845              752
 Other operating expenses                                1,323            1,231
                                                     ---------        ---------

  Total Non-Interest Expense                             5,152            4,066
                                                     ---------        ---------

Income before income taxes                               2,105            1,881
Income taxes                                               640              546
                                                     ---------        ---------

Net Income                                           $   1,465        $   1,335
                                                     =========        =========

Per Share:

 Net Income                                          $     .75        $     .77
                                                     =========        =========

 Dividends - Common Stock                            $     .20        $     .08
                                                     =========        =========

 Average Number of Shares Outstanding                1,944,303        1,722,773
                                                     =========        =========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              --------------------
                                                                                1996        1995
                                                                              -------     --------

Interest Income:
 Interest and fees on loans                                                    $11,657    $ 8,295
 Investment securities:
  Taxable                                                                        4,055      2,278
  Non-taxable                                                                      461        270
 Interest bearing deposits with banks                                              203        114
 Time deposits with banks                                                           51         43
 Federal funds sold                                                                797        815
                                                                               -------    -------

  Total Interest Income                                                         17,224     11,815
                                                                               -------    -------

Interest Expense:
 Interest bearing deposits                                                       5,506      3,555
 Borrowed funds                                                                      9         78
                                                                               -------    -------

  Total Interest Expense                                                         5,515      3,633
                                                                               -------    -------

Net interest income                                                             11,709      8,182
Provision for possible loan losses                                                 162         40
                                                                               -------    -------

Net interest income after provision
 for loan losses                                                                11,547      8,142
                                                                               -------    -------

Non-Interest Income:
 Service charges and fees                                                        2,303      1,587
 Other operating income                                                            449        394
 Securities gains (losses)                                                           0          0
                                                                               -------    -------

  Total Non-Interest Income                                                      2,752      1,981
                                                                               -------    -------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ---------------------------
                                                                               1996             1995
                                                                             ---------       ----------

Non-Interest Expense:
 Salaries and employee benefits                                                5,782             3,316
 Furniture, equipment and
  occupancy expense                                                            1,569             1,135
 Other operating expenses                                                      2,713             2,212
                                                                            --------         ---------

  Total Non-Interest Expense                                                  10,064             6,663
                                                                           ---------         ---------

Income before income taxes                                                     4,235             3,460
Income taxes                                                                   1,300             1,031
                                                                           ---------         ---------

Net Income                                                                 $   2,935         $   2,429
                                                                           =========         =========
Per Share:

 Net Income                                                                $    1.51         $    1.63
                                                                           =========         =========

 Dividends - Common Stock                                                  $     .37         $     .16
                                                                           =========         =========

 Average Number of Shares Outstanding                                      1,943,720         1,490,703
                                                                           =========         =========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)




                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               ------------------
                                                                                 1996      1995
                                                                               --------  --------

Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net Income                                                                      $ 2,935    $ 2,429

Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
  Provision for loan losses                                                         163         40
  Origination of mortgage loans for sale                                         (6,148)    (1,947)
  Proceeds of mortgage loans sold                                                 6,126      1,499
  Depreciation and amortization,
   net of accretions                                                                847        516
  Provision for losses on real
   estate and other assets                                                          124         22
  Loss (gain) on sale of real estate
   and other assets                                                                   2        (16)
  (Increase) decrease in interest
   receivable                                                                        16        145
  (Decrease) increase in accrued
   interest and other liabilities,
   taxes and other                                                                 (466)      (356)
                                                                                -------    -------

Net Cash Flows From Operating Activities                                          3,599      2,332
                                                                                -------    -------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ----------------------------
                                                                              1996           1995
                                                                          ----------      ------------


  Investing Activities:
  Net (increase) decrease in time deposits
   in banks                                                                  (1,900)              650
  Proceeds from the maturities of held-to-
   maturity investment securities                                             1,660             9,359
  Proceeds from the maturities of available-
   for-sale investment securities                                            19,317             5,550
  Purchase of held-to-maturity
   investment securities                                                     (1,368)           (8,315)
  Purchase of available-for-sale
   investment securities                                                    (20,213)             (752)
  Net decrease (increase) in loans                                          (25,013)           (5,529)
  Rebates paid to customers                                                    (728)             (380)
  Recoveries of loans charged-off                                               102                54
  Proceeds from sale of premises
   and equipment                                                                 43                 3
  Capital expenditures                                                       (3,731)             (347)
  Proceeds from sale of real estate
   and other loan related assets                                                200               145
  Other                                                                        (189)                0
                                                                            -------            ------

Net Cash From Investing Activities                                          (31,820)              438
                                                                            -------            ------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
                                                                             1996             1995
                                                                          ----------       ---------
Financing Activities:
 Net increase (decrease) in deposits                                        (10,802)          5,449
 Dividends paid                                                                (720)           (258)
 Sale of Treasury stock                                                          30               0
 Repayment of borrowings                                                     (3,083)           (181)
 Purchase minority interest                                                    (287)              0
                                                                            --------        -------

Net Cash Flows from Financing Activities                                    (14,862)          5,010
                                                                            --------        -------

Net Increase (decrease) in Cash
 and Cash Equivalents                                                       (43,083)          7,780

Cash and Cash Equivalents at
 Beginning of Period                                                         81,552          41,912

Net cash received in acquisition of banks                                         0          29,730
                                                                            -------         -------

Cash and Cash Equivalents at
 End of Period                                                             $ 38,469         $79,422
                                                                           ========         =======

For the six months ended June 30:
 Interest paid                                                             $  5,667         $ 3,561
                                                                           ========         =======

 Income taxes paid                                                         $  1,200         $   675
                                                                           ========         =======

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ----------------------
                                                                               1996          1995
                                                                             --------    ----------

Non-Cash Transactions:
 Foreclosed properties transferred
   to other real estate and loan
   related assets                                                            $  589          $   314
                                                                             ======          =======

 Bank loans for other real estate
   and loan related assets sold                                              $  700          $   147
                                                                             ======          =======

 Issuance of 696,205 shares of
  common stock for the issued
  and outstanding common stock
  of Texas Gulf Coast Bancorp, Inc.                                          $    0          $17,833
                                                                             ======          =======


                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME


The following analysis discusses material changes in the results of operations for the second quarter of 1996 compared to the second quarter of 1995 and the first six months of 1996 as compared to the first six months of 1995. The Company recorded earnings of $1,465,000 in the second quarter of 1996 and $2,935,000 in the first six months of 1996 compared to $1,335,000 in the second quarter of 1995 and $2,429,000 in the first six months of 1995.

NET INTEREST INCOME

Net interest income increased 24.1% in the second quarter of 1996 when compared to the same period of 1995 and increased by 43.1% during the first six months of 1996 as compared to the first six months of 1995. Higher volumes of interest earning assets and interest bearing liabilities attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. were the primary reasons for the increases.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased by $42,000 for the second quarter of 1996 compared to the second quarter of 1995 and increased by $122,000 for the first six months of 1996 as compared to same period in 1995. The provision for possible loan losses for the first six months of 1996 was offset by $71,000 in net losses charged to the allowance as compared with net losses of $40,000 for the same period in 1995. The ratio of the allowance for possible loan losses to outstanding loans was .95% on June 30, 1996, as compared to 1.22% on June 30, 1995.

It is the policy of the Subsidiary Bank to maintain a level in the allowance for possible loan losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Bank's loan portfolio. The transactions in the allowance for possible loan losses were as follows:

                                                       FOR THE SIX MONTHS
                                                        ENDED  JUNE 30,
                                                 ------------------------------
                                                      1996            1995
                                                 -------------     ------------

Loans outstanding at period end                  $263,290,000     $229,947,000
                                                 ============     ============

Allowance at beginning of period                 $  2,411,000     $  2,063,000
                                                 ------------     ------------

Allowance of acquired banks                                 0          738,000
                                                 ------------      -----------

Provision charged to expense                          162,000           40,000
                                                 ------------      -----------
Loans charged off:
 Commercial and industrial                            (24,000)         (23,000)
 Real estate                                          (15,000)              (0)
 Installment                                         (134,000)         (71,000)
                                                 ------------     ------------
  Total                                              (173,000)         (94,000)
                                                 ------------     ------------

Loans recovered:
 Commercial and industrial                             59,000           27,000
 Real estate                                            8,000           13,000
 Installment                                           35,000           14,000
                                                 ------------     ------------
  Total                                               102,000           54,000
                                                 ------------     -----------

Net Loans recovered (charged off)                     (71,000)         (40,000)
                                                 ------------     -----------

Allowance at end of period                       $  2,502,000     $  2,801,000
                                                 ============     ============

Ratios:
 Allowance as a percent of
  loans outstanding                                       .95%            1.22%
                                                 ============     ============
 Allowance as a percent of
  nonperforming loans                                    88.5%           118.2%
                                                 ============     ============

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

The following table discloses information regarding non-performing assets for the indicated periods:

                                                                                             JUNE 30,
                                                                              --------------------------------------
                                                                                 1996                        1995
                                                                              ----------                  ----------

Non-accrual loans                                                             $2,061,000                  $1,657,000
Past due 90 days or more                                                         767,000                     713,000
                                                                              ----------                  ----------
 Total                                                                         2,828,000                   2,370,000
Other real estate owned                                                        1,428,000                   2,256,000
                                                                              ----------                  ----------

 Total non-performing assets                                                  $4,256,000                  $4,626,000
                                                                              ==========                  ==========

 NON-INTEREST INCOME

The components included in non-interest income for the indicated periods are as follows:

                                                                                         FOR THE QUARTER
                                                                                          ENDED JUNE 30,
                                                                              --------------------------------------
                                                                                 1996                        1995
                                                                              ----------                  ----------
Service charges and fees                                                      $1,136,000                  $  971,000
Other operating income                                                           217,000                     192,000
Securities transactions                                                                0                           0
                                                                              ----------                  ----------

 Total non-interest income                                                    $1,353,000                  $1,163,000
                                                                              ==========                  ==========


                                                                                        FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                              --------------------------------------
                                                                                 1996                        1995
                                                                              ----------                  ----------

Service charges and fees                                                      $2,303,000                  $1,587,000
Other operating income                                                           449,000                     394,000
Securities transactions                                                                0                           0
                                                                              ----------                  ----------

 Total non-interest income                                                    $2,752,000                  $1,981,000
                                                                              ==========                  ==========


Total non-interest income increased by 16.3% for the second quarter of 1996 as compared to the second quarter of 1995 and increased 38.9% for the first six months of 1996 compared to 1995. The increases are primarily due to the acquisition of Texas Gulf Coast Bancorp, Inc.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE

Non-interest expenses increased by 26.7% for the second quarter of 1996 over the second quarter of 1995 and increased 51.0% for the first six months of 1996 compared to the first six months of 1995. The totals were as follows:

                                                         FOR THE QUARTER
                                                          ENDED JUNE 30,
                                                  -------------------------------
                                                     1996                1995
                                                  -----------         -----------

Salaries and employee benefits                    $ 2,984,000         $2,083,000
Furniture, equipment and occupancy
 expense                                              845,000            752,000
Other operating expenses                            1,323,000          1,231,000
                                                  -----------         ----------

 Total non-interest expenses                      $ 5,152,000         $4,066,000
                                                  ===========         ==========


                                                        FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                  -------------------------------
                                                     1996                 1995
                                                  -----------         -----------

Salaries and employee benefits                    $ 5,782,000         $3,316,000
Furniture, equipment and occupancy
 expense                                            1,569,000          1,135,000
Other operating expenses                            2,713,000          2,212,000
                                                  -----------         ----------

 Total non-interest expenses                      $10,064,000         $6,663,000
                                                  ===========         ==========

Salaries and employee benefits are the most significant operating expenses of
the Company.   Of the 43.3% and 74.4% increases for the second quarter and the first six months of 1996, respectively, over the comparable periods of 1995, the acquisition of Texas Gulf Coast Bancorp, Inc. accounted for the majority of such increases.

Furniture, equipment and occupancy expenses increased by 12.4% for the second quarter of 1996 over the same quarter of 1995 and increased by 38.2% for the first six months of 1996 as compared to the first six months of 1995. Other operating expenses increased by 7.5% and 22.6% for the second quarter and the first six months of 1996 over the comparable periods of 1995, respectively.

The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure.

                           ANALYSIS OF BALANCE SHEET

EARNING ASSETS

When comparing the total of earning assets at June 30, 1996, to the total at December 31, 1995, earning assets decreased 3.1%. The decrease of $13,435,000 was due to the decreases of $23,026,000 in interest bearing deposits in banks, $16,075,000 in federal funds sold, and $1,867,000 in investment securities. These decreases were partially offset by increases of $25,633,000 and $1,900,000 in loans and time deposits in banks, respectively.

Included in the total of earning assets at June 30, 1996 are loans totaling $2,061,000 which are on a non-accrual status. This compares to non-accrual loans totaling $1,657,000 and $3,125,000 at June 30, 1995 and December 31, 1995,
respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits decreased by 2.5% from December 31, 1995 to June 30, 1996, compared to an increase of 82.5% from December 31, 1994 to June 30, 1995. The large increase in 1995 was attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. The June 30, 1996 decrease was attributable to a 4.3% decrease in interest bearing deposits partially offset by a 2.1% increase in non-interest bearing deposits.

CAPITAL

Shareholders' equity increased $853,000, or 1.7%, for the six months ended June 30, 1996, as compared to an increase of $20,110,000 for the comparable period in 1995. The 1995 increase is primarily attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. The ratio of shareholders' equity to total assets was 10.6% on June 30, 1996, as compared to 10.1% on December 31, 1995 and 9.8% on June 30, 1995.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At June 30, 1996, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 17.77% and 18.67%, respectively. The Subsidiary Bank at June 30, 1996 had core capital of 16.31% and total capital of 17.22% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At June 30, 1996, the Company's Leverage Ratio was 10.34%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At June 30, 1996, the Subsidiary Bank's ratio was 9.54%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and its Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of June 30, 1996, the liquidity level of the Subsidiary Bank was 40.03%.

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

                Not applicable

Item 5.         Other information.

                Not applicable

Item 6.         Exhibits and reports on Form 8-K.

                A Form 8-K was filed on July 19, 1996 reporting the name change of the Company to Merchants Bancshares, Inc. which became effective on June 13, 1996.

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

       *  Exhibit 27.1.  Financial Data Schedule

  (99) Additional exhibits. *)


  *)  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MERCHANTS BANCSHARES, INC.


                                    /s/ J.W. Lander, Jr.
  Date:  August 13, 1996        BY: ___________________________
                                    J. W. Lander, Jr., Chairman


                                    /s/ J.W. Lander, III
  Date:  August 13, 1996        BY: ____________________________
                                    J. W. Lander, III, President
                                    (principal financial and chief accounting
                                     officer)