Form 10-Q
period 1996-09-30
GULF SOUTHWEST BANCORP INC
filed 1996-11-14
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
  X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934


         For the quarterly period ended SEPTEMBER 30, 1996
                                        ------------------

                                       OR

_____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from _______ to ________


                         Commission File Number 0-11033
                                                -------


                           MERCHANTS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                               76-0045946
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)

   5005 WOODWAY, SUITE 300,
        HOUSTON, TEXAS                                                77056
  (Address of principal executive offices)                          (zip code)

                                (713) 622-0042
             (Registrant's telephone number, including area code)

                4200 WESTHEIMER, SUITE 210, HOUSTON TEXAS 77027
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                  ---      ---

As of November 1, 1996, Registrant had outstanding 1,944,970 shares of its $1.00 par value per share common stock.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

  The following financial statements are provided in response to item 1:

                     PRESENTATION OF FINANCIAL INFORMATION


The consolidated balance sheet as of September 30, 1996 and the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Effective May 1, 1995, the Company consummated its' acquisition of Texas Gulf Coast Bancorp, Inc. Such acquisition has been accounted for as a purchase.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                            (Dollars in thousands)
                                  (Unaudited)



                                    ASSETS



                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  ------------

Cash and due from banks                      $ 27,738      $ 29,848
Interest bearing deposits with banks                0        23,529
Time deposits in banks                          1,500           898
Federal funds sold                             18,650        28,175
Investment securities:
 Held-to-Maturity                              20,599        21,382
 Available-for-Sale                           121,007       130,651
Loans, net of allowance for
 loan losses                                  274,028       235,154
Bank premises and equipment                    13,637         8,692
Accrued interest receivable                     3,945         3,930
Other assets                                    4,358         4,390
                                             --------      --------

Total Assets                                 $485,462      $486,649
                                             ========      ========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         SEPTEMBER 30,     DECEMBER 31,
                                             1996             1995
                                        -------------     -------------

Deposits:
 Non-interest bearing                       $125,079          $120,058
 Interest bearing                            306,634           311,323
                                            --------          --------

                                             431,713           431,381
Accrued interest, taxes and
  other liabilities                            2,153             2,576
Borrowings                                         0             3,083
Minority Interest                                  0               287
                                            --------          --------

  Total Liabilities                          433,866           437,327
                                            --------          --------

Stockholders' Equity:
  Common stock                                 1,978             1,978
  Paid-in capital                             25,767            25,767
  Retained earnings                           24,577            21,167
  Unrealized securities
    gains (losses)                              (307)              859
                                            --------          --------

                                              52,015            49,771
                                            --------          --------

Less cost of stock held in treasury:
  Common Stock                                  (419)             (449)
                                            --------          --------

  Total Stockholders' Equity                  51,596            49,322
                                            --------          --------

    Total Liabilities and
     Stockholders' Equity                   $485,462          $486,649
                                            ========          ========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                               1996     1995
                                                            --------- --------

Interest Income:
  Interest and fees on loans                                  $6,423  $5,542
  Investment securities:
    Taxable                                                    1,961   1,975
    Non-taxable                                                  237     247
  Interest bearing deposits with banks                             7     303
  Time deposits with banks                                        35      16
  Federal funds sold                                             209     471
                                                              ------  ------

    Total Interest Income                                      8,872   8,554
                                                              ------  ------

Interest Expense:
  Interest bearing deposits                                    2,787   2,875
  Borrowed funds                                                   0      73
                                                              ------  ------

    Total Interest Expense                                     2,787   2,948
                                                              ------  ------

Net interest income                                            6,085   5,606
Provision for possible loan losses                               178      59
                                                              ------  ------

Net interest income after provision
 for loan losses                                               5,907   5,547
                                                              ------  ------

Non-Interest Income:
  Service charges and fees                                     1,206   1,114
  Other operating income                                         241     253
  Securities gains (losses)                                        0       0
                                                              ------  ------

    Total Non-Interest Income                                  1,447   1,367
                                                              ------  ------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 -----------------------------
                                                    1996              1995
                                                 ----------         ---------

Non-Interest Expense:
  Salaries and employee benefits                      2,832              2,337
  Furniture, equipment and
    occupancy expense                                   879                755
   Other operating expenses                           1,344              1,509
                                                  ---------          ---------

    Total Non-Interest Expense                        5,055              4,601
                                                  ---------          ---------

Income before income taxes                            2,299              2,313
Income taxes                                            715                764
                                                  ---------          ---------

Net Income                                        $   1,584          $   1,549
                                                  =========          =========

Per Share:

 Net Income                                       $     .81          $     .80
                                                  =========          =========

 Dividends - Common Stock                         $     .20          $     .10
                                                  =========          =========

 Average Number of Shares Outstanding             1,944,970          1,945,838
                                                  =========          =========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                        -------------------
                                            1996     1995
                                          -------  -------
Interest Income:
  Interest and fees on loans              $18,080  $13,837
  Investment securities:
    Taxable                                 6,016    4,252
    Non-taxable                               698      518
  Interest bearing deposits with banks        210      417
  Time deposits with banks                     86       59
   Federal funds sold                       1,006    1,285
                                          -------  -------

   Total Interest Income                   26,096   20,368
                                          -------  -------

Interest Expense:
 Interest bearing deposits                  8,293    6,430
 Borrowed funds                                 9      151
                                          -------  -------

   Total Interest Expense                   8,302    6,581
                                          -------  -------

Net interest income                        17,794   13,787
Provision for possible loan losses            340       99
                                          -------  -------
Net interest income after provision
 for loan losses                           17,454   13,688
                                          -------  -------

Non-Interest Income:
 Service charges and fees                   3,509    2,700
 Other operating income                       690      648
 Securities gains (losses)                      0        0
                                          -------  -------

   Total Non-Interest Income                4,199    3,348
                                          -------  -------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                          NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                         --------------------
                                            1996       1995
                                         ---------  ---------

Non-Interest Expense:
  Salaries and employee benefits             8,614      5,653
  Furniture, equipment and
    occupancy expense                        2,448      1,891
   Other operating expenses                  4,057      3,720
                                         ---------  ---------

    Total Non-Interest Expense              15,119     11,264
                                         ---------  ---------

Income before income taxes                   6,534      5,772
Income taxes                                 2,015      1,795
                                         ---------  ---------

Net Income                               $   4,519  $   3,977
                                         =========  =========

Per Share:

 Net Income                              $    2.32  $    2.42
                                         =========  =========

 Dividends - Common Stock                $     .57  $     .26
                                         =========  =========

 Average Number of Shares Outstanding    1,944,137  1,642,415
                                         =========  =========


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)



                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            ------------------------
                                                  1996    1995
                                                -------  -------

Increase (Decrease) in Cash and
 Cash Equivalents:

Operating Activities:
Net Income                                      $ 4,519  $ 3,977

Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
   Provision for loan losses                        340        99
  Origination of mortgage loans for sale         (8,270)   (7,609)
  Proceeds of mortgage loans sold                 8,462     7,064
  Depreciation and amortization,
   net of accretions                              1,286     1,024
  Provision for losses on real
   estate and other assets                          125       110
  Loss (gain) on sale of real estate
   and other assets                                 (45)        5
  (Increase) decrease in interest
   receivable                                       (15)     (112)
  (Decrease) increase in accrued
   interest and other liabilities,
   taxes and other                                 (122)      568
                                                -------   -------


Net Cash Flows From Operating Activities          6,280     5,126
                                                -------  -------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
                                                            1996      1995
                                                          -------   -------

Investing Activities:
 Net (increase) decrease in time deposits
   in banks                                                 (602)   (1,904)
Proceeds from the maturities of held-to-
  maturity investment securities                           2,125    14,576
 Proceeds from the maturities of available-
  for-sale investment securities                          28,752     9,850
 Proceeds from the sale of available-
  for-sale investment securities                           2,003         0
 Purchase of held-to-maturity
  investment securities                                   (1,368)  (20,458)
 Purchase of available-for-sale
   investment securities                                 (23,383)  (13,664)
 Net decrease (increase) in loans                        (38,323)   (8,976)
 Rebates paid to customers                                (1,150)     (816)
 Recoveries of loans charged-off                             132       181
 Proceeds from sale of premises
  and equipment                                              118        18
 Capital expenditures                                     (5,718)     (441)
 Proceeds from sale of real estate
  and other loan related assets                              276       194
 Other                                                      (189)        0
                                                         -------   -------

Net Cash From Investing Activities                       (37,327)  (21,440)
                                                         -------   -------


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                             -----------------
                                              1996      1995
                                             -------   -------
Financing Activities:
  Net increase (decrease) in deposits             332    24,118
  Dividends paid                               (1,109)     (257)
  Purchase of Treasury stock                        0      (123)
  Sale of Treasury stock                           30         0
  Repayment of borrowings                      (3,083)     (364)
  Purchase minority interest                     (287)        0
                                             --------   -------

Net Cash Flows from Financing Activities       (4,117)   23,374
                                             --------   -------

Net Increase (decrease) in Cash
  and Cash Equivalents                        (35,164)    7,060

Cash and Cash Equivalents at
  Beginning of Period                          81,552    41,912

Net cash received in acquisition of banks           0    29,730
                                             --------   -------

Cash and Cash Equivalents at
 End of Period                               $ 46,388   $78,702
                                             ========   =======

For the nine months ended September 30:
 Interest paid                               $  8,429   $ 6,571
                                             ========   =======

 Income taxes paid                           $  1,835   $ 1,147
                                             ========   =======


                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                          -----------------
                                             1996    1995
                                            -----  -------
Non-Cash Transactions:
     Foreclosed properties transferred
      to other real estate and loan
      related assets                        $ 681  $   481
                                            =====  =======

 Bank loans for other real estate
  and loan related assets sold              $ 746  $   302
                                            =====  =======

 Issuance of 696,205 shares of
  common stock for the issued
  and outstanding common stock
  of Texas Gulf Coast Bancorp, Inc.         $   0  $17,833
                                            =====  =======


                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


                        ANALYSIS OF STATEMENT OF INCOME
                        -------------------------------


The following analysis discusses material changes in the results of operations for the third quarter of 1996 compared to the third quarter of 1995 and the first nine months of 1996 as compared to the first nine months of 1995. The Company recorded earnings of $1,584,000 in the third quarter of 1996 and $4,519,000 in the first nine months of 1996 compared to $1,549,000 in the third quarter of 1995 and $3,977,000 in the first nine months of 1995.

NET INTEREST INCOME
-------------------

Net interest income increased 8.5% in the third quarter of 1996 when compared to the same period of 1995 and increased by 29.1% during the first nine months of 1996 as compared to the first nine months of 1995. Higher volumes of interest earning assets and interest bearing liabilities attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. were the primary reasons for the increases.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses increased by $119,000 for the third quarter of 1996 compared to the third quarter of 1995 and increased by $241,000 for the first nine months of 1996 as compared to same period in 1995. The increase in the third quarter provision was primarily attributable to the acquisition of Texas Gulf Coast Bancorp. The provision for possible loan losses for the first nine months of 1996 was offset by $188,000 in net losses charged to the allowance as compared with net losses of $102,000 for the same period in 1995. The ratio of the allowance for possible loan losses to outstanding loans was .93% on September 30, 1996, as compared to 1.20% on September 30, 1995.

It is the policy of the Subsidiary Bank to maintain a level in the allowance for possible loan losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Bank's loan portfolio. The transactions in the allowance for possible loan losses were as follows:

----------------------------------------------

                                               FOR THE NINE MONTHS
                                               ENDED  SEPTEMBER 30,
                                            --------------------------
                                               1996           1995
                                            ----------    ------------

Loans outstanding at period end             $276,591,000    $233,274,000
                                            ============    ============

Allowance at beginning of period            $  2,411,000    $  2,063,000
                                            ------------    ------------

Allowance of acquired banks                            0         738,000
                                            ------------    ------------

Provision charged to expense                     340,000          99,000
                                            ------------    ------------

Loans charged off:
 Commercial and industrial                      (114,000)       (129,000)
 Real estate                                     (15,000)        (14,000)
 Installment                                    (190,000)       (140,000)
                                            ------------    ------------
  Total                                         (319,000)       (283,000)
                                            ------------    ------------

Loans recovered:
 Commercial and industrial                        69,000          83,000
 Real estate                                      17,000          55,000
 Installment                                      45,000          43,000
                                            ------------    ------------
  Total                                          131,000         181,000
                                            ------------    ------------

Net Loans recovered (charged off)               (188,000)       (102,000)
                                            ------------    ------------

Allowance at end of period                  $  2,563,000    $  2,798,000
                                            ============    ============

Ratios:
  Allowance as a percent of
   loans outstanding                                 .93%           1.20%
                                            ============    ============

  Allowance as a percent of
   nonperforming loans                              77.6%           79.1%
                                            ============    ============

Non-Accrual loans and past due loans (90 days or more) totaled $2,185,000 and $1,119,000 respectively, at September 30, 1996, as compared to $3,150,000 and $389,000, respectively, at September 30, 1995.

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

The following table discloses information regarding non-performing assets as of the indicated dates:

                                                SEPTEMBER 30,
                                            ----------------------
                                               1996        1995
                                            ----------  ----------

Non-accrual loans                           $2,185,000  $3,150,000
Past due 90 days or more                     1,119,000     389,000
                                            ----------  ----------
  Total                                      3,304,000   3,539,000

Other real estate owned                      1,430,000   2,081,000
                                            ----------  ----------

 Total non-performing assets                $4,734,000  $5,620,000
                                            ==========  ==========

NON-INTEREST INCOME
-------------------

Total non-interest income increased by 5.9% for the third quarter of 1996 as compared to the third quarter of 1995 and increased 25.4% for the first nine months of 1996 as compared to 1995. The components included in non-interest income for the indicated periods are as follows:

                                               FOR THE QUARTER
                                             ENDED SEPTEMBER 30,
                                            ----------------------
                                               1996        1995
                                            ----------  ----------

Service charges and fees                    $1,206,000  $1,114,000
Other operating income                         241,000     253,000
Securities transactions                              0           0
                                            ----------  ----------
 Total non-interest income                  $1,447,000  $1,367,000
                                            ==========  ==========


                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
                                            ----------------------
                                               1996        1995
                                            ----------  ----------

Service charges and fees                    $3,509,000  $2,700,000
Other operating income                         690,000     648,000
Securities transactions                              0           0
                                            ----------  ----------
 Total non-interest income                  $4,199,000  $3,348,000
                                            ==========  ==========

The total of the various service charges and fees earned by the Company and Subsidiary Bank for the third quarter and the first nine months of 1996 increased by 5.9% and 25.4%, respectively, as compared to the comparable periods of 1995. Other operating income decreased by 4.7% for the third quarter of 1996 as compared to the third quarter of 1995 and increased by 6.5% for the first nine months of 1996 as compared to 1995.

-------------------------------

The increases are primarily due to the acquisition of Texas Gulf Coast Bancorp, Inc.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE
--------------------

Non-interest expenses increased by 9.9% for the third quarter of 1996 over the third quarter of 1995 and increased 34.2% for the first nine months of 1996 compared to the first nine months of 1995. The totals were as follows:

                                         FOR THE QUARTER
                                       ENDED SEPTEMBER 30,
                                      ----------------------
                                         1996        1995
                                      ----------  ----------

Salaries and employee benefits        $2,832,000  $ 2,337,000
Furniture, equipment and occupancy
 expense                                 879,000      755,000
Other operating expenses               1,344,000    1,509,000
                                      ----------  -----------

 Total non-interest expenses          $5,055,000  $ 4,601,000
                                      ==========  ===========


                                       FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,
                                      ----------------------
                                         1996        1995
                                      ----------  ----------

Salaries and employee benefits        $8,614,000  $ 5,653,000
Furniture, equipment and occupancy
 expense                               2,448,000    1,891,000
Other operating expenses               4,057,000    3,720,000
                                      ----------  -----------

 Total non-interest expenses          $15,119,000  $11,264,000
                                      ===========  ===========

Salaries and benefits are the most significant operating expenses of the Company. Of the 21.2% and the 52.4% increases for the third quarter and the first nine months of 1996, respectively, over the comparable periods of 1995, the acquisition of Texas Gulf Coast Bancorp, accounted for the majority of such increases.

Furniture, equipment and occupancy expenses increased by 16.4% for the third quarter of 1996 over the same quarter of 1995 and increased by 29.5% for the first nine months of 1996 as compared to the first nine months of 1995. Other operating expenses decreased by 10.9% for the third quarter of 1996 and increased by 9.1% for the first nine months of 1996 as compared to the same periods in 1995. The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses.

                           ANALYSIS OF BALANCE SHEET
                           -------------------------

EARNING ASSETS
--------------

When comparing the total of earning assets at September 30,1996 to the total at December 31,1995, earning assets decreased 1.0%. The decrease was due to decreases of $23,529,000, $9,525,000 and $10,427,000 in interest bearing deposits with banks, federal funds sold and investment securities, respectively. These decreases were partially offset by an increase of $38,639,000 in loans and an increase of $602,000 in time deposits in banks.

Included in the total of earning assets at September 30, 1996 are loans totaling $2,185,000 which are on a non-accrual status. This compares to non-accrual loans totaling $3,150,000 and $3,125,000 at September 30, 1995 and December 31, 1995, respectively.

DEPOSITS
--------

The most important funding source for earning asset growth is deposits. Total deposits increased $332,000 from December 31,1995 to September 30, 1996. With the acquisition of Texas Gulf Coast during 1995, deposits increased $205,144,000 from December 31, 1994 to September 30, 1995. The September 30,1996 increase was attributable to a 4.2% increase in non-interest bearing deposits partially offset by a 1.5% decrease in interest bearing deposits.

CAPITAL
-------

Shareholders' equity increased $2,274,000, or 4.6%, for the nine months ended September 30, 1996, as compared to an increase of $21,378,000 for the comparable period in 1995. The 1995 increase is primarily attributable to the acquisition of Texas Gulf Coast Bancorp, Inc. The ratio of shareholders' equity to total assets was 10.6% on September 30,1996, as compared to 10.1% on December 31, 1995 and 9.7% on September 30, 1995.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At September 30, 1996, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 17.41% and 18.30%, respectively. The Subsidiary Bank at September 30, 1996 had core capital of 16.18% and total capital of 17.06% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At September 30, 1996, the Company's Leverage Ratio was 10.41%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At September 30, 1996, the Subsidiary Bank's ratio was 9.71%.

LIQUIDITY AND CAPITAL COMMITMENTS
---------------------------------

Liquidity is the ability of the Company and its Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of September 30, 1996, the liquidity level of the Subsidiary Bank was 37.24%.

The Company believes that both it and the Subsidiary Bank have sufficient capital and financial resources to meet its current and anticipated capital commitments.

                           PART 2 - OTHER INFORMATION


Item 1. Legal proceedings.
        -----------------

        Not applicable

Item 2. Changes in securities.
        ---------------------

        Not applicable

Item 3. Defaults upon senior securities.
        -------------------------------

        Not applicable

Item 4. Submission of matters to a vote of security holders.
        ----------------------------------------------------

        Not applicable

Item 5. Other information.
        -----------------

        Not applicable

Item 6. Exhibits and reports on Form 8-K.
        --------------------------------

                                 EXHIBIT INDEX


(a)

     Exhibit number and description
     ------------------------------

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. *)

  (3)  (i)   Articles of Incorporation
       (ii)  By Laws

  (4) Instruments defining the rights of security holders, including indentures. *)

  (10) Material contracts. *)

  (11) Statement re computation of per share earnings. *)

  (15) Letter re unaudited interim financial information. *)

  (18) Letter re change in accounting principles. *)

  (19) Report furnished to security holders. *)

  (22) Published report regarding matters submitted to vote of security holders. *)

  (23) Consent of experts and counsel. *)

  (24) Power of attorney. *)

  (27) Financial data schedule.

       .  Exhibit 27.1.  Financial Data Schedule

  (99) Additional exhibits. *)


  *)  Not applicable.

(b)

     Exhibits and reports on Form 8-K.
     ---------------------------------

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MERCHANTS BANCSHARES, INC.



Date:  November 13, 1996        BY: /S/ J. W. Lander, Jr.
                                    __________________________________
                                         J. W. Lander, Jr., Chairman



Date:  November 13, 1996        BY: /S/ J. W. Lander, III
                                    __________________________________
                                         J. W. Lander, III, President
                                         (principal financial and chief
                                         accounting officer)