Form 10-K405
period 1996-12-31
MERCHANTS BANCSHARES INC /TX/
filed 1997-03-31
CIK 717411

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                    For fiscal year ended December 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from        to

                        Commission File Number:  0-11033

                           MERCHANTS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                     76-0045946
(State or other jurisdiction of                       (IRS employer
 incorporation or organization)                      identification
 number)

     5005 Woodway, Suite 300                              77056
        Houston, Texas                                 (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 622-0042

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
     -------------------                           ---------------------
            NONE                                            N/A

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                         Common Stock, Par Value $1.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. On February 17, 1997, there were 1,954,970 shares of common stock issued and outstanding. See Item 5, entitled "Market for the Registrant's Common Equity and Related Shareholder Matters" for additional information concerning the market for the registrant's common stock.

Documents incorporated by reference: Designated portions of the registrants Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, are incorporated by reference in Part III.

================================================================================

PART I.

Item 1.    BUSINESS

Merchants Bancshares, Inc. ("Merchants Bancshares" or "Company") is a Texas bank holding company organized in 1982 under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Merchants Bancshares maintains its principal offices at 5005 Woodway, Suite 300, Houston, Texas 77056 (telephone: (713) 622-0042).

As of December 31, 1996, Merchants Bancshares owned all of the outstanding capital stock of Gulf Southwest Nevada Bancorp, Inc. ("Nevada Bancorp"), a Nevada corporation and an intermediate bank holding company (unless otherwise indicated, all references herein to Merchants Bancshares include Nevada Bancorp). Nevada Bancorp owns 100.0% of the outstanding capital stock of Merchants Bank (the "Subsidiary Bank").

Merchants Bancshares' principal activity is the ownership and management of the Subsidiary Bank. The Subsidiary Bank is a state bank organized in the State of Texas. The Subsidiary Bank offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Bank draws substantially all of its deposits and a majority of its loans from the Galveston County/Harris County area.

As a bank holding company, Merchants Bancshares may own or control, directly or indirectly, one or more banks and furnish services to such banks. The banking activities of Merchants Bancshares are conducted by the Subsidiary Bank. The officers and directors of the Subsidiary Bank direct its operations. The principal role of Merchants Bancshares is to provide management assistance with respect to various aspects of the Subsidiary Bank operations, including the areas of asset and liability management, business development, loan policies and procedures, capital planning, advertising, data processing, credit and loan administration, accounting, auditing, financial reporting and compliance with legal and governmental regulations.

Banking Services

     Merchants Bank is a state-chartered banking association organized in 1970. The services offered by the Subsidiary Bank are generally those offered by commercial banks of comparable size in the Subsidiary Bank's trade area. Such services include short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, Small Business Administration lending, letters of credit, installment and other consumer loans, savings accounts and various savings programs, including individual retirement accounts, and interest and non-interest bearing checking accounts. These services are offered to commercial, industrial, financial and individual customers.

     Other than the Subsidiary Bank's charter to operate as a bank, the business of Merchants Bancshares is not materially dependent upon any patent, trademark, license, franchise or concession. The business of Merchants Bancshares is not seasonal.

Subsidiary Bank

     The following table sets forth certain balance sheet and operating information at December 31, 1996, with respect to the Subsidiary Bank:

                                Merchants Bank
                                (In Thousands)
At December 31, 1996

Balance Sheet:
 Assets                               $491,325
 Deposits                              439,647
 Loans                                 294,524
 Allowance for Credit Losses             2,713
 Total Equity                           48,871

Results of Operations:
 Interest Income                      $ 35,248
 Interest Expense                       11,161
 Provision for Credit Losses               940
 Net Earnings                            6,395

Merchants Bank's main office is at 999 North Shepherd, Houston, Texas with thirteen branches located in Houston and the surrounding communities.

Subsidiary Bank Holding Company

  Nevada Bancorp is a Nevada corporation organized in 1994, and is wholly owned by Merchants Bancshares. The only activities of Nevada Bancorp relate to holding the stock of the Subsidiary Bank. Nevada Bancorp currently has no employees.

Expansion

  Acquisition of Texas Gulf Coast Bancorp, Inc.    On May 1, 1995, Nevada
Bancorp consummated its acquisition of Texas Gulf Coast Bancorp, Inc. ("Texas Gulf"). Texas Gulf was a holding company which owned 100% of the stock of First Bank Mainland in LaMarque, Texas and over 95% of the stock of each of Texas City Bank in Texas City, Texas and First Bank Pearland, Pearland, Texas. As of May 1, 1995, Texas Gulf had consolidated assets of approximately $203 million.

On January 1, 1996, First Bank Mainland, First Bank Pearland and Texas City Bank were merged with and into Merchants Bank, which was the surviving bank. The banking facilities of the three merged banks operate as branch facilities of Merchants Bank.

  Branch Expansion.   During 1996, two branch facilities were established in the
Houston area. The branch facility located at the corner of West Rittenhouse and Interstate I-45 North in Houston commenced operations in September 1996 and the branch facility at 5005 Woodway, Houston, Texas commenced operations in October 1996.

Supervision and Regulation

  Merchants Bancshares. As a bank holding company, Merchants Bancshares is subject to regulation by the Federal Reserve Board ("FRB") and is required to file with the FRB an annual report and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. The FRB may conduct examinations of Merchants Bancshares and each of its subsidiaries.

  Merchants Bancshares is required to obtain the prior approval of the FRB for the acquisition of five percent or more of the voting shares or substantially all the assets of any bank or bank holding company. In considering proposed acquisitions, the FRB considers the expected benefits to the public, including greater convenience, identifying and meeting the credit needs of the applicant's entire community, increased competition or gains in efficiency, weighed against the risks of possible adverse effects, such as undue concentration of resources, lessening or elimination of competition, conflicts of interest or unsound banking practices. If an application involves the acquisition of the voting shares of a state or national bank in Texas, a copy of such application must be submitted to the Texas Banking Commissioner ("Commissioner") pursuant to the Texas Banking Act of 1995, as amended ("Act").

     Bank holding companies are prohibited by law, except in certain instances prescribed by statute, from acquiring a direct or indirect interest in or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing service to its subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in, certain activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. When an application concerning these activities is filed with the FRB, a copy of such application also must be submitted to the Commissioner pursuant to the Act for a determination as to whether the application should be approved. The Commissioner is required to oppose the application if the proposed activities would be detrimental to the public's interest as the result of probable effects, such as undue concentration of resources, competition, conflicts of interest or unsound banking practices.

     Under the Holding Company Act and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The FRB possesses enforcement powers intended to prevent or eliminate practices of bank holding companies and their non-bank subsidiaries deemed to be unsafe and unsound or in violation of applicable laws.

     Beginning June 1, 1997, a bank may merge with a bank located in another state so long as one or both of the states have not opted out of interstate branching. A bank whose home state opts out of interstate branching may not participate in any interstate branching. The State of Texas has elected to opt out of interstate branching through legislation that will expire September 2, 1999.

     Subsidiary Bank. As a Texas state chartered bank, the Subsidiary Bank is subject to regulation, supervision and periodic examination by the Texas Department of Banking. Because the Subsidiary Bank is not a member of the Federal Reserve System (i.e., a "non-member bank") and its' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent authorized by law, it is also subject to supervision and regulation, as well as examination, by the FDIC. Various requirements of federal and Texas law affect the operation of the Subsidiary Bank, including requirements relating to maintenance of reserves against deposits, restrictions on the nature and the amount of loans which may be made and the interest that may be charged thereon and restrictions relating to investments and other activities.

     Cash revenues derived from dividends paid by the Subsidiary Bank represent the primary source of revenues for Merchants Bancshares. Under the Act, a state bank may not reduce its capital and surplus through dividends without the prior written approval of the Commissioner. Dividends may be paid out of the undivided profits of the Subsidiary Bank. At December 31, 1996, there was an aggregate amount of $28,900,000 available for the payment of dividends by the Subsidiary Bank under these restrictions. The payment of dividends is further subject to the authority of regulatory authorities to prohibit payment of dividends if such payment is determined to be an unsafe or unsound banking practice or if after making such distribution, the Subsidiary Bank would be considered "undercapitalized".

     For further discussion of certain additional regulations affecting Merchants Bancshares and the Subsidiary Bank, reference should be made to the "Government Fiscal and Monetary Policies" discussion below.

Competition

     The activities in which the Subsidiary Bank engages are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Bank actively competes with other banks in its efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. At December 31, 1996, the Subsidiary Bank had deposits of approximately $439,647,000.

     In addition to competing with other commercial banks within and outside its primary service area, the Subsidiary Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. In recent years, competition for funds from securities brokers for money market accounts has intensified. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds and mutual funds.

     Customers. The Subsidiary Bank is not dependent upon any single customer or few customers; the loss of any one or more of which would have a materially adverse effect upon its business.

Government Fiscal and Monetary Policies

     The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the FRB. Changes in the discount rate on FRB borrowings, availability of borrowings at the FRB "discount window," open market operations, the imposition of any changes in reserve requirements against banks' deposits and assets of foreign branches, the imposition of any changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the FRB. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Merchants Bancshares and the Subsidiary Bank cannot be predicted.

     The FRB has cease and desist powers over bank holding companies, non-banking subsidiaries or any institution-affiliated party thereof to forestall activities which represent unsafe and unsound practices or constitute violations of law or regulations. The FRB can also require affirmative actions to correct a violation or practice through the issuance of a cease and desist order. In certain instances, the FRB is empowered to assess civil penalties against companies or individuals who violate the Holding Company Act or regulations or orders issued pursuant thereto in amounts up to $1,000,000 for each day's violation, to order termination of non-banking activities of non-banking subsidiaries and to order termination of ownership and control of a non-bank subsidiary by a bank holding company.

     Section 18(j) of the Federal Deposit Insurance Act makes applicable to state nonmember insured banks the provisions of Section 23A of the Federal Reserve Act among other statutes. Section 23A of the Federal Reserve Act and related statutes impose limits and collateralization requirements with respect to the amount of loans, extensions of credit, or investments or certain other transactions by member banks with their "affiliates". Merchants Bancshares, Nevada Bancorp and Funds Management Group, Inc. are affiliates of the Subsidiary Bank and, therefore, these restrictions are applicable to transactions by the Subsidiary Bank with Merchants Bancshares, Nevada Bancorp and Funds Management Group, Inc. In addition, Section 23B of the Federal Reserve Act prohibits a bank that is an insured depository institution from engaging in certain transactions (including, for example, loans) with certain affiliates unless the transactions are substantially the same or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a member bank and its affiliates must be on terms and under circumstances, including credit standards, that, in good faith, would be offered to or would apply to nonaffiliated companies. The Subsidiary Bank is also subject to certain prohibitions against tie-in arrangements in connection with extensions of credit and certain other transactions.

     The Federal Deposit Insurance Corporation Improvement act of 1991 ("FDICIA") places certain restrictions on activities of insured institutions depending on their level of capital. An institution is categorized as either "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." Federal banking regulators are authorized to take prompt corrective action against institutions which are in one of the undercapitalized categories. The capital classification of a bank also affects the frequency of examinations of the bank and the deposit insurance premiums paid by the bank. Under FDICIA, the FDIC is authorized to assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. Banks which are adequately capitalized or well capitalized presently are not assessed premiums for deposit insurance. Currently, Merchants Bancshares and the Subsidiary Bank are deemed to be well capitalized. This capital category is determined only for purposes of applying the prompt corrective action provisions of FDICIA and may not constitute an accurate representation of the overall financial condition of Merchants Bancshares or the Subsidiary Bank.

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

     Employees. Merchants Bancshares and its subsidiary had approximately 331 employees as of December 31, 1996. None of the employees are represented by any collective bargaining unit, and management believes it has excellent relations with its employees.

Item 2.   PROPERTIES

The executive offices of Merchants Bancshares are located at 5005 Woodway, Suite 300, Houston, Texas 77056. The building is owned by Merchants Bank and consists of a three story building with approximately 45,000 square feet. The executive offices occupy approximately 2,200 square feet, the branch facility utilizes approximately 8,000 square feet and the remaining space is rentable office space.

The principal office of the Subsidiary Bank is a leased facility located at 999 North Shepherd in Houston. In addition, the Subsidiary Bank also leases the banking office located in Atascocita, Texas. The other twelve banking offices are owned by Merchants Bank.

Item 3.   LEGAL PROCEEDINGS

Neither Merchants Bancshares nor any of its subsidiaries is a party to any legal proceedings, which, in management's judgment, based upon opinions of legal counsel, would have a material adverse effect on the consolidated financial position of Merchants Bancshares and its subsidiaries.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since the annual shareholders' meeting held on June 11, 1996, no matters have been submitted to a vote of the shareholders of Merchants Bancshares.

PART II.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

There is no established public trading market for shares of the Company's common stock, par value $1.00 per share (the "Common Stock"). The Board of Directors of Merchants Bancshares has no present intention to arrange for the listing of the Common Stock on any stock exchange. Notwithstanding the foregoing, a limited market for the shares of the Common Stock exists, and such shares are traded on a sporadic basis. During 1996, 51,379 shares of the Common Stock were presented for transfer on the books of Merchants Bancshares.

The following table sets forth the number of shares of the Common Stock presented for transfer on the books of Merchants Bancshares for each quarterly period within the last two calendar years.

                             1995    1996
                            ------  ------

          First Quarter      6,322  15,249
          Second Quarter       290   7,388
          Third Quarter     21,842  15,342
          Fourth Quarter    18,249  13,400

Because there is no public trading market for the Common Stock, the trading price is determined by private negotiations between the buyer and the seller.

Holders

     At March 1, 1997, the Common Stock was owned of record by approximately 984 shareholders. On such date, no shares of Merchants Bancshares' preferred stock were issued and outstanding.

Dividends and Dividend Policy

     Dividend Policy. Holders of Common Stock are entitled to receive such dividends as are declared by Merchants Bancshares' Board of Directors in accordance with Merchants Bancshares' dividend policy. Factors which Merchants Bancshares' Board of Directors consider prior to declaring a dividend include earnings, regulatory capital requirements, general business conditions and the capital needs of its subsidiaries, as well as other factors which the Board of Directors may deem relevant.

     Dividends from Subsidiary Bank. Since Merchants Bancshares is a bank holding company, it is dependent upon receipt of dividends from its Subsidiary Bank for payment of dividends to shareholders. The payment of dividends by the Subsidiary Bank is limited by applicable banking laws.

     Dividend History.   On March 14, 1995, the Company declared a cash dividend
of $.08 per share of Common Stock to shareholders of record on March 14, 1995, payable on March 28, 1995 and on June 15, 1995, payable on June 30, 1995. On September 26, 1995, the Company increased the quarterly cash dividend to $.10 per share of Common Stock, payable October 4, 1995 to shareholders of record on September 26, 1995. The Company increased the fourth quarter cash dividend to $.15 per share, payable on December 21, 1995 to shareholders of record on December 12, 1995.

On March 12, 1996, the Company declared a cash dividend of $.17 per share of Common Stock to shareholders of record on March 12, 1996, payable on March 28, 1996. The Company paid a quarterly cash dividend of $.20 per share of Common Stock to shareholders of record on June 11, 1996 and September 17, 1996, payable on June 25,1996 and October 1, 1996, respectively. Concurrent with increased earnings, the Company increased the quarterly cash dividend to $.25 per share of Common Stock to shareholders of record on December 17, 1996, payable on December 27, 1996.

Item 6.   SELECTED FINANCIAL DATA

     Selected financial data presented below for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the consolidated financial statements of the Company. The audited historical financial data for the fiscal years ended December 31, 1996, 1995 and 1994 are qualified in their entirety by, and should be read in conjunction with, the financial statements and the notes thereto included elsewhere herein.

                                                              December 31,
                                                  (In thousands, except per share data)
                                     --------------------------------------------------------------
                                       1996(1)      1995(1)       1994         1993         1992
                                     --------------------------------------------------------------
Balance sheet information:
Loans                                $  294,524   $  237,564   $  144,459   $  127,452   $  123,456
Allowance for loan losses                 2,713        2,411        2,063        1,986        1,725
Investment securities                   143,272      152,033       56,852       52,329       47,672
Total assets                            494,570      486,649      253,027      242,005      228,920
Deposits                                439,043      431,381      226,064      218,942      207,968
Long-term debt                                0        3,083            0            0          350
Shareholders' equity                     53,511       49,322       25,539       21,932       19,637

Income information:
Interest income                      $   35,339   $   29,174   $   16,965   $   15,801   $   16,317
Interest expense                         11,169        9,577        4,796        4,943        5,898
                                     ----------    ---------   ----------   ----------   ----------
Net interest income                      24,170       19,597       12,169       10,858       10,419
Provision for loan losses                   940          135           50          410        1,165
Noninterest income                        5,677        4,655        3,238        2,979        2,811
Noninterest expense                      19,888       15,878       10,393       10,494        9,919
                                     ----------    ---------   ----------   ----------   ----------
Income before income taxes                9,019        8,239        4,964        2,933        2,146
Income tax expense                        2,634        2,332          999          512          242
Accounting change                             0            0            0            0        2,470
                                     ----------    ---------   ----------   ----------   ----------
Net income                           $    6,385   $    5,907   $    3,965   $    2,421   $    4,374
                                     ==========   ==========   ==========   ==========   ==========
Per share data:
Weighted average number of shares
   of common stock outstanding        1,945,178    1,718,211    1,258,636    1,261,731    1,261,775
                                     ==========   ==========   ==========   ==========   ==========
Net income per common share          $     3.28   $     3.44   $     3.15   $     1.92   $     3.47
                                     ==========   ==========   ==========   ==========   ==========
Dividends per common share           $      .82   $     0.41   $     0.20   $     0.10   $     0.00
                                     ==========   ==========   ==========   ==========   ==========
Book value per common share          $    27.37   $    25.38   $    20.29   $    17.39   $    15.56
                                     ==========   ==========   ==========   ==========   ==========
Return on average assets                   1.32%        1.47%        1.61%        1.03%        1.99%
Return on average shareholders'
   equity                                 12.42%       14.61%       16.93%       11.56%       25.38%
Dividend payout ratio                     25.00%       11.92%        6.35%        5.21%         N/A
Average equity to average assets          10.60%       10.04%        9.52%        8.89%        7.85%
Allowance for loan losses as a
   percentage of nonperforming
   loans                                  88.03%       60.65%       153.6%       122.4%        78.7%

(1) The Company's financial statements for the fiscal year ended December 31, 1995 and all subsequent periods reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

Condensed Statements of Earnings

The following is a comparison of Merchants Bancshares' condensed statements of earnings for the most recent five-year period (dollars in thousands).



                                            Year Ended December 31,
                                -----------------------------------------------
                                1996(1)   1995(1)    1994      1993      1992
                                -------  --------  --------  --------  --------
Interest income (2)             $35,339   $29,174   $16,965   $15,801   $16,317
Interest expense                 11,169     9,577     4,796     4,943     5,898
                                -------  --------  --------  --------  --------
   Net interest income (2)       24,170    19,597    12,169    10,858    10,419
Provision for loan losses           940       135        50       410     1,165
Noninterest income                5,677     4,655     3,238     2,979     2,811
Noninterest expense              19,888    15,878    10,393    10,494     9,919
                                -------  --------  --------  --------  --------
   Earnings before income
     taxes                        9,019     8,239     4,964     2,933     2,146
Income tax expense                2,634     2,332       999       512       242
                                -------  --------  --------  --------  --------
  Earnings before accounting
    change                        6,385     5,907     3,965     2,421     1,904
Accounting change                     0         0         0         0     2,470
                                -------  --------  --------  --------  --------
  Net earnings                  $ 6,385   $ 5,907   $ 3,965   $ 2,421   $ 4,374
                                =======  ========  ========  ========  ========

(1) The Company's financial statements for the fiscal year ended December 31, 1995 and all subsequent periods reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

(2) For the years ended December 31, 1996, 1995, 1994, 1993, and 1992, interest income would have been $35,820, $29,565, $17,156, $16,071, and $16,688, respectively, and net interest income would have been $24,651, $19,988, $12,360, $11,128, and $10,790, respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

Condensed Average Balance Sheets

Although year-end statistics present general trends, the daily average balance sheets are more indicative of Merchants Bancshares' levels of activity throughout the years indicated and less subject to day-to-day business activity fluctuations. The following schedule sets forth a comparison of the most recent five years' consolidated daily average balance sheets for Merchants Bancshares.

                                                      Year Ended December 31,
                                         --------------------------------------------------
                                          1996(1)   1995 (1)     1994      1993      1992
                                         --------   --------   -------   -------   --------
Assets:
Cash and due from banks                  $ 24,873   $ 20,745   $ 12,445  $ 12,123  $ 12,572
Loans, net                                260,794    201,248    135,077   123,605   123,369
Interest-bearing deposits                   6,291      1,419      1,372     1,573     2,889
Investment securities:
   Taxable                                129,561    103,893     52,704    42,795    34,099
   Non-taxable                             18,212     14,272      5,494     7,600    10,237
                                         --------   --------   --------  --------  --------
     Total Securities                     147,773    118,165     58,198    50,395    44,336
                                         --------   --------   --------  --------  --------
Federal funds sold and interest
   bearing deposits with Federal
   Home Loan Bank                          24,573     44,066     30,304    36,420    26,094
Other assets                               20,606     17,001      8,633    11,509    10,184
                                         --------   --------   --------  -------   --------
   Total Assets                          $484,910   $402,644   $246,029  $235,625  $219,444
                                         ========   ========   ========  ========  ========
Liabilities and Shareholders' Equity:
Deposits
   Noninterest bearing demand            $123,590   $101,883   $ 65,909  $ 59,577  $ 52,385
   Interest bearing demand                103,102     83,104     46,103    46,643    46,377
   Savings                                 51,862     46,549     29,097    28,035    25,617
   Time                                   152,201    125,123     79,786    78,712    76,195
                                         --------   --------   --------  --------  --------
     Total Deposits                       430,755    356,659    220,895   212,967   200,574
                                         --------   --------   --------  --------  --------
Borrowings                                     92      2,536          0       321       350
Other liabilities                           2,646      3,011      1,716     1,394     1,284
                                         --------   --------   --------  --------  --------
   Total Liabilities                      433,493    362,206    222,611   214,682   202,208
                                         --------   --------   --------  --------  --------
Shareholders' Equity                       51,417     40,438     23,418    20,943    17,236
                                         --------   --------   --------  --------  --------
   Total Liabilities and
     Shareholders' Equity                $484,910   $402,644   $246,029  $235,625  $219,444
                                         ========   ========   ========  ========  ========

(1) The Company's financial statements for the fiscal year ended December 31,1995, and all subsequent periods reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Summary

Net earnings for 1996 were $6.4 million, an increase of $478 thousand, or 8.10% over the $5.9 million recorded for 1995. Net earnings for 1995 were $5.9 million, an increase of $1.9 million, or 49.0%, over the $4.0 million recorded for 1994. These increases were primarily due to increased net interest income.

On a weighted average share basis, net earnings for 1996 were $3.28 per share of Common Stock as compared to $3.44 per share for 1995 and $3.15 per share for 1994.

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net earnings in relation to average total assets and indicates a company's ability to employ its resources profitably. During 1996, the Company's ROA was 1.32%, as compared to 1.47% and 1.61% for 1995 and 1994, respectively.

Return on average equity ("ROE") is determined by dividing annual net earnings by average shareholders' equity and indicates how effectively a company can generate net income on the capital invested by its shareholders. During 1996, the Company's ROE was 12.42% compared to 14.61% and 16.93% for 1995 and 1994, respectively.

Total assets increased to $494.6 million from $486.6 million, at December 31, 1996 and 1995, respectively, an increase of $8.0 million. The increase was driven by strong loan growth. Deposits increased to $439.0 million at December 31, 1996 from $431.4 million at December 31, 1995, an increase of $7.6 million or 1.8%. Total shareholders' equity was $53.5 million at December 31, 1996, representing an increase of $4.2 million or 8.5% over total shareholders' equity of $49.3 million at December 31, 1995.

Net Interest Income and Net Interest Margins

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income for the year ended December 31, 1996 was $24.2 million, an increase of $4.6 million, (23.5%) from $19.6 million for the year ended December 31, 1995. This resulted in a net interest margin of 5.61% and 5.48% and a net interest spread of 4.51% and 4.38% for the years ended December 31, 1996 and 1995, respectively. The improvement in net interest income for 1996 was primarily due to increases in the volume of interest-earning assets. Interest income from loans increased to $24.9 million from $19.5 million for the year ended December 31, 1996 and 1995, respectively, an increase of $5.4 million or 27.7%. The driving factor was a substantial increase in loans which was partially offset by the yield on the loan portfolio decreasing to 9.55% from 9.69% for the years ended December 31, 1996 and 1995, respectively. Also, interest income from the securities portfolio increased to $9.3 million for the year ended 1996, from $7.4 million for the year ended 1995, a $1.9 million or 25.7% increase, on a tax equivalent basis. This was due primarily to a 25.1% increase in average securities held by the Company. Partially offsetting the interest income growth was higher interest expense which grew to $11.2 million for the year ended December 31, 1996 compared to $9.6 million for the year ended December 31, 1995, driven by strong growth in average deposits.

To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of interest-earning assets to overall net interest income and the impact of the cost of funds.

           SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                                 (In Thousands)

                                   December 31, 1996                   December 31, 1995                 December 31,1 994
                             ------------------------------   ----------------------------------  --------------------------------
                             Avg. Bal.  Interest  Avg. Rate   Avg. Bal.    Interest   Avg. Rate   Avg. Bal.   Interest   Avg. Rate
                             ---------  --------  ---------   ---------   ---------   ----------  ---------   --------   ---------
Investment Securities:
   Taxable                    $129,561   $ 7,841       6.05%   $103,893      $ 6,266       6.03%   $ 52,704    $ 3,041        5.77%
   Non-taxable                  18,212     1,415       7.77%     14,272        1,149       8.05%      5,494        562       10.23%
Due from CD's                    1,978       107       5.41%      1,419           76       5.36%      1,372         62        4.52%
Interest bearing deposits
 with banks                      4,312       210       4.87%     13,515          793       5.87%          0          0        0.00%
Federal Funds Sold              24,573     1,332       5.42%     30,551        1,780       5.83%     30,304      1,216        4.01%
Net loans                      260,795    24,915       9.55%    201,248       19,501       9.69%    135,077     12,275        9.09%
                             ---------  --------  ---------   ---------   ---------   ----------  ---------   --------   ---------
Total Interest earning
 assets                        439,431    35,820       8.15%    364,898       29,565       8.10%    224,951     17,156        7.63%
                             ---------  --------  ---------   ---------   ---------   ----------  ---------   --------   ---------
Cash and due from banks         24,873                           20,745                              12,445
Premises, equipment and
 other                          20,606                           17,001                               8,633
                             ---------                        ---------                           ---------
                              $484,910                         $402,644                            $246,029
                             =========                        =========                           =========
Deposits:
   Demand - interest
    bearing                   $103,102     2,594       2.52%   $ 83,104      $ 2,031       2.44%   $ 46,103    $   954        2.07%
   Savings                      51,862     1,427       2.75%     46,549        1,336       2.87%     29,097        736        2.53%
   Time                        152,201     7,140       4.69%    125,123        5,990       4.79%     79,786      3,106        3.89%
Borrowings                          92         8       8.70%      2,536          220       8.68%          0          0        0.00%
                             ---------  --------  ---------   ---------   ---------   ----------  ---------   --------   ---------
Total interest bearing
 liabilities                   307,257    11,169       3.64%    257,312        9,577       3.72%    154,986      4,796        3.09%
                             ---------  --------  ---------   ---------   ---------   ----------  ---------   --------   ---------
Deposits - non-interest
 bearing                       123,590                          101,883                              65,909
Other liabilities                2,646                            3,011                               1,716
Shareholders' equity            51,417                           40,438                              23,418
                             ---------                        ---------                           ---------
                              $484,910                         $402,644                            $246,029
                             =========                        =========                           =========

Net interest earnings                    $24,651                             $19,988                            $12,360
                                       =========                           =========                           ========
Net yield on interest
 earning assets                                        5.61%                               5.48%                              5.49%
                                                  =========                           =========                          =========

Interest rate spread                                   4.51%                               4.38%                              4.54%
                                                  =========                           =========                          =========

Note: Average balances are based upon daily balances. The interest on non-taxable securities has been calculated on a fully taxable equivalent basis incorporating a tax rate of 34%. Non-accruing loans have been included in assets for these computations, thereby reducing yields on these investments.

The following rate/volume variance has been allocated to the changes in rates. Non-accrual loans are included in the calculations made below. The interest on non-taxable investment income has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.


                             RATE/VOLUME ANALYSIS
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                (In Thousands)

                                                      December 31, 1996                              December 31, 1995
                                       ---------------------------------------------   -------------------------------------------
                                       Changes from       Changes in      Changes in   Changes from     Changes in      Changes in
                                        Prior Year          Volume           Rates      Prior Year        Volume           Rates
                                       ------------       ----------      ----------   ------------     -----------     ----------
Interest income:
   Taxable securities                        $1,575              $1,548        $  27        $ 3,225          $2,954         $  271
   Non-taxable securities                       266                 317          (51)           587             898           (311)
   Due from CD's                                 31                  30            1             14               2             12
   Federal funds sold                          (448)               (348)        (100)           564              10            554
   Deposits with financial
    institutions                               (583)               (540)         (43)           793               0            793
   Loans                                      5,414               5,770         (356)         7,226           6,013          1,213
                                       ------------          ----------   ----------   ------------     -----------     ----------
     Total interest income                    6,255               6,777         (522)        12,409           9,877          2,532
                                       ------------          ----------   ----------   ------------     -----------     ----------
Interest expense:
   Deposits:
     Demand - interest bearing                  563                 489           74          1,077             766            311
     Savings                                     91                 152          (61)           600             441            159
     Time                                     1,150               1,296         (146)         2,884           1,765          1,119
   Borrowings                                  (212)               (212)           0            220               0            220
                                       ------------          ----------   ----------   ------------     -----------     ----------

Total interest expense                        1,592               1,725         (133)         4,781           2,972          1,809
                                       ------------          ----------   ----------   ------------     -----------     ----------

Net interest income                          $4,663              $5,052        $(389)       $ 7,628          $6,905         $  723
                                       ============          ==========   ==========   ============     ===========     ==========

Loan Portfolio

The following tables show the composition of the loan portfolio at the end of each of the last five years and the loan maturity distribution as of December 31, 1996 (dollars in thousands):


                                                       December 31,
                                     ------------------------------------------------
                                       1996      1995      1994      1993      1992
                                     --------  --------  --------  --------  --------
Commercial and industrial            $ 56,935  $ 44,651  $ 28,593  $ 27,935  $ 26,047
Real estate - construction             15,920     8,626     7,205     2,997     2,145
Real estate - other                   156,472   123,130    80,472    68,837    65,842
Installment                            63,833    59,765    27,786    27,428    29,322
Other                                   1,364     1,392       403       255       100
                                     --------  --------  --------  --------  --------
  Total loans, net of
   unearned discount                 $294,524  $237,564  $144,459  $127,452  $123,456
                                     ========  ========  ========  ========  ========


                                                     December 31, 1996
                                     ------------------------------------------------
                                      1 year              1 - 5               After
                        Due in:       or less             years              5 years
                                     --------          ------------         ---------
Commercial and industrial loans      $ 28,236            $ 24,052            $  4,647
Real estate construction               10,131               5,701                  88
                                     --------            --------            --------
  Total                              $ 38,367            $ 29,753            $  4,735
                                     ========            ========            ========

Loans due after 1 year which have
 Predetermined interest rates                            $ 19,730
 Floating or adjustable rates                              14,758
                                                         --------
  Total                                                  $ 34,488
                                                         ========

Loan Portfolio Composition

Total loans increased 24.0% from December 31, 1995 to December 31, 1996. Commercial and industrial loans increased $12,284,000, or 27.5%, real estate related loans increased $40,636,000, or 30.8%, and installment loans increased $4,068,000, or 6.8%.

The composition of the loan portfolio at the end of the last three years is displayed in the following table:

                                  For the Year Ended December 31,
                                 ---------------------------------
                                    1996        1995        1994
                                 ---------   ---------   ---------
Commercial and industrial             19.3%       18.8%       19.8%
Real estate - construction             5.4%        3.6%        5.0%
Real estate - other                   53.1%       51.8%       55.7%
Individuals for household and
   other consumer purposes            21.7%       25.2%       19.2%
Other                                   .5%         .6%         .3%

As of December 31, 1996, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly-leveraged transactions.

Allowance for Loan Losses

The allowance for loan losses at December 31, 1996 was $2,713,000, representing
 .92% of outstanding loans. A year earlier, this ratio was 1.01%. The provision for loan losses charged against earnings was $940,000 in 1996, $135,000 in 1995, and $50,000 in 1994. For the year 1996, the Company had net losses totaling $638,000 as compared to $525,000 in 1995 and net recoveries of $27,000 in 1994. During 1996, the net charge-off ratio to average loans was .24% as compared to
 .26% in 1995 and a net recovery ratio of .02% in 1994. The increase of $805,000 in the provision for 1996 as compared to 1995 is a result of the 24.0% increase in loans for the same period.

To a very large extent, the Subsidiary Bank's loan portfolio remains secured and current re-appraisals of collateral value have been received and undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its non-performing assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

The transactions occurring in the allowance for loan losses for the five years ended December 31, 1996, including a breakdown of net charge-offs by type of loan, are as follows:

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                (In Thousands)

                                             Year Ended December 31,
                             -----------------------------------------------------
                               1996       1995        1994       1993       1992
                             --------   --------   --------    --------   --------
Average loans outstanding    $260,795   $201,248   $135,077    $125,476   $125,199
                             ========   ========   ========    ========   ========
Loans outstanding at
 year-end                    $294,524   $237,564   $144,459    $127,452   $123,456
                             ========   ========   ========    ========   ========
Allowance at beginning of
 period                      $  2,411   $  2,063   $  1,986    $  1,725   $  2,079
                             --------   --------   --------    --------   --------
Allowance of acquired banks         0        738          0           0          0
Provision charged to
 expense                          940        135         50         410      1,165
                             --------   --------   --------    --------   --------
Loans charged off:
  Commercial and industrial      (403)      (499)      (175)       (197)      (441)
  Real estate - construction        0          0          0           0          0
  Real estate - other             (41)       (14)      (159)        (54)    (1,002)
  Installment                    (347)      (211)      (103)       (136)      (201)
  Other                            (9)       (18)         0           0          0
                             --------   --------   --------    --------   --------
        Total                    (800)      (742)      (437)       (387)    (1,644)
                             --------   --------   --------    --------   --------
Loans recovered:
  Commercial and industrial        85        101        155         150         54
  Real estate - construction        0          0          0           0          0
  Real estate - other              19         64        296          44         20
  Installment                      52         50         13          44         51
  Other                             6          2          0           0          0
                             --------   --------   --------    --------   --------
        Total                     162        217        464         238        125
                             --------   --------   --------    --------   --------
Net loans (charged-off)
 recovered                       (638)      (525)        27        (149)    (1,519)
                             --------   --------   --------    --------   --------
Allowance at end of period   $  2,713   $  2,411   $  2,063    $  1,986   $  1,725
                             ========   ========   ========    ========   ========
Ratios:
  Allowance as a percent
   of loans
    outstanding at year-end       .92%      1.01%      1.43%       1.56%      1.40%
  Allowance as a percent of
    average loans                1.04%      1.20%      1.53%       1.58%      1.38%
  Net loans charged-off
   (recovered)
    as a percent of
     average loans
    outstanding                   .24%       .26%      (.02%)      0.12%      1.20%
  Allowance as a percentage
    of nonperforming loans      88.03%     60.65%    153.60%     122.40%     78.70%

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

The allocation of the Subsidiary Bank's allowance for credit losses by loan category for the five years ended December 31, 1996 is presented in the following table (dollars in thousands).

                                                December 31,
                 -------------------------------------------------------------------------------
                       1996            1995            1994            1993            1992
                 --------------   -------------   -------------   -------------   --------------
                           % of            % of            % of            % of            % of
                  Amount   Loan   Amount   Loan   Amount   Loan   Amount   Loan   Amount   Loan
                  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------

Commercial and
 industrial       $1,350   19.3%  $1,621   18.8%  $  826   19.8%  $1,010   21.9%  $  463   21.1%
Real estate -
 construction          *    5.4%       *    3.6%       *    5.0%       *    2.4%       *    1.7%
Real estate -
 other               139   53.1%      50   51.8%     751   55.7%     277   54.0%   1,051   53.3%
Installment        1,224   21.7%     740   25.2%     486   19.2%     699   21.5%     211   23.8%
Other                  *     .5%       *     .6%       *     .3%       *    . 2%       *     .1%
                  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Total            $2,713  100.0%  $2,411  100.0%  $2,063  100.0%  $1,986  100.0%  $1,725  100.0%
                  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

*  Less than $1,000

Non-Performing Assets

All loans which cause management to have doubt as to the borrower's ability to substantially comply with present loan repayment terms are included in the schedule of non-performing loans.

Non-performing loans consist of loans on which interest is not being accrued and loans which are 90 days or more past due as to principal and/or interest payment and not yet in a non-accruing status. The policy of the Subsidiary Bank is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid. The Company had no material renegotiated or troubled debt restructuring loans during the years 1992 through 1996.

The following table discloses information regarding non-performing assets for each of the last five years (in thousands):


                                     December 31,
                        --------------------------------------
                         1996    1995    1994    1993    1992
                        ------  ------  ------  ------  ------

Non-accrual loans       $2,129  $3,125  $1,215  $1,455  $1,737
Past due 90 days or
 more                      953     850     128     168     456
                        ------  ------  ------  ------  ------
   Total non-
   performing loans      3,082   3,975   1,343   1,623   2,193

Other real estate
 owned                     890   1,697   1,461   1,578   3,037
                        ------  ------  ------  ------  ------
   Total non-
   performing assets    $3,972  $5,672  $2,804  $3,201  $5,230
                        ======  ======  ======  ======  ======

The Subsidiary Bank included in reported income for 1996, $44,000 of interest received on non-accrual loans. Had these loans paid interest at their original rates, the Subsidiary Bank would have reported $318,000 of interest on these non-accrual loans.

Non-Interest Income

Non-interest income increased 22.0% in 1996 compared to an increase of 43.8% in 1995. Service charges on deposits, the largest component of non-interest income, increased by 27.8% in 1996 as compared to an increase of 47.6% in 1995.

The components of other charges and fees consist of miscellaneous fees such as collection fees, credit card fees, safe deposit rentals, research fees, check printing income and wire transfer fees. These fees correlate to the level of transactions in each of the referenced categories. Other operating income increased $35,000, or 3.8%, from 1995 to 1996. The majority of other operating income is derived from the operations of the mortgage division which includes origination fees, as well as fees charged for servicing the underlying mortgages.

The following table sets forth by category the non-interest income and the percentage from the prior year for the most recent three years:


                                  (In Thousands)

                                    1996              1995             1994
                             -----------------  ----------------  ----------------
                                         %                 %                 %
                              Amount   Change   Amount   Change   Amount   Change
                              ------   ------   ------   ------   ------   ------
Service charges on deposit
 accounts                     $4,436     27.8%  $3,472     47.6%  $2,353    (1.4)%
Other service charges and
 fees                            281      9.8%     256     15.3%     222     11.0%
Other operating income           962      3.8%     927     39.8%     663     82.6%
Securities transactions           (2)     N/A        0      0.0%       0      0.0%
                              ------   ------   ------   ------   ------   ------
                Total         $5,677     22.0%  $4,655     43.8%  $3,238      8.7%
                              ======   ======   ======   ======   ======   ======

Non-Interest Expense

Total non-interest expense increased by 25.3% for 1996 as compared to an increase of 52.8% in 1995. Salaries and benefits, the most significant non-interest expense, increased $2,800,000, or 33.7%, for 1996. The merger of the former data processing subsidiary into the bank subsidiary was the primary cause for the increase in salaries and benefits.

Occupancy, furniture and equipment expense increased $998,000, or 40.0%, in 1996 as compared to 47.9% in 1995. The increases in 1996 are primarily due to expansion with the openings of three new branch facilities. The increases in 1995 are attributable to the acquisition of Texas Gulf Coast.

Management continually monitors overhead expenses. A key measure used to monitor the Company's progress in controlling overhead expenses is the overhead ratio. The overhead ratio is the Company's noninterest expenses, divided by the sum of net interest income, and non-interest income exclusive of gains or losses on the sale of investment securities. This ratio was 66.6%, 65.5% and 67.5% for 1996, 1995 and 1994, respectively,

The following table sets forth by category the operating expenses and the percentage change from the prior year for the most recent three years:

                                    1996              1995               1994
                             -----------------  ----------------  ------------------
                                          %                  %                  %
                              Amount    Change   Amount    Change    Amount   Change
                            --------    ------  -------    ------   -------   -------
Salaries and employee
 benefits                    $11,117     33.7%   $ 8,317     72.4%  $ 4,825      1.2%
Occupancy expense              1,915     14.9%     1,666     44.4%    1,154     25.4%
Furniture and equipment
 expense                       1,573     90.9%       824     55.5%      530     10.7%
Other real estate expense        283     (2.4%)      290   (36.1)%      454   (52.3)%
Other operating expense        5,000      4.6%     4,781     39.4%    3,430      1.7%
                             -------   ------    -------   ------   -------   ------
     Total                   $19,888     25.3%   $15,878     52.8%  $10,393    (1.0)%
                             =======   ======    =======   ======   =======   ======

Income Taxes

The provision for income taxes was $2,634,000 for 1996 compared to $2,333,000 for 1995, an increase of $301,000, or 12.9%. The effective income tax rate on pretax income was 29.2%, 28.3% and 20.1% for 1996, 1995 and 1994, respectively. For more information concerning income taxes, see Note 10, Federal Income Taxes in Notes to Consolidated Financial Statements.

Impact of Inflation

The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

Balance Sheet Management

During 1996, total average earning assets increased $74.5 million or 20.4%. Average loans increased $59.6 million, average investment securities increased $29.6 million and average short-term money market instruments decreased $14.6 million (these investments include federal funds sold and interest bearing deposits in financial institutions and the Federal Home Loan Bank). An increase of $74.1 million, or 20.8%, in deposits is responsible for the increase in earning assets.

During 1995, total average earning assets increased $139.9 million or 62.2% from 1994. Average loans increased $66.2 million and average investment securities increased $60.0 million. The acquisition of Texas Gulf Coast accounts for the majority of the increases.

The following table presents the Company's average balance sheet composition on a percentage basis:

Balance Sheet Composition - Percentage of Total Assets

                                                             1996    1995    1994
                                                            ------  -----   ------
Investment securities:
   Taxable                                                   26.7%   25.8%   21.4%
   Non-taxable                                                3.8     3.5     2.2
Due from CD's                                                  .4      .4      .6
Federal funds sold                                            6.0    11.0    12.3
Net loans                                                    53.8    50.0    54.9
                                                            ------  -----   ------
        Total earning assets                                 90.7    90.7    91.4

Cash and due from banks                                       5.1     5.1     5.1
Premises, equipment and other                                 4.2     4.2     3.5
                                                            ------  -----   ------
         Total Assets                                       100.0%  100.0%  100.0%
                                                            ======  ======  ======

Percentage of Total Liabilities and Shareholders' Equity

                                                             1996    1995    1994
                                                            ------  -----   ------
Deposits - interest bearing                                  63.3%   63.3%   63.0%
Borrowings                                                      0      .6      .0
                                                            -----   -----   -----
      Total interest bearing liabilities                     63.3    63.9    63.0

Deposits - non-interest bearing                              25.5    25.3    26.8
Other liabilities                                              .6      .8      .7
Shareholders' Equity                                         10.6    10.0     9.5
                                                            -----   -----   -----
      Total Liabilities and
       Shareholders' Equity                                 100.0%  100.0%  100.0%
                                                            =====   =====   =====


Investment Securities

The book and market values of investment securities held by the Company as of dates indicated are summarized as follows (in thousands):


                                                        December 31,
                                              -----------------------------
                                                1996      1995        1994
                                              -------   --------  ---------
Book Value (amortized cost):
  U. S. Treasury & Agencies                   $117,937  $129,110  $  50,340
  States and Political Subdivisions             20,196    21,382      6,505
   Other                                         5,017       227          7
                                              -------   --------  ---------
    Total                                     $143,150  $150,719  $  56,852
                                              ========  ========  =========
Market Value                                  $143,727  $152,447  $  55,766
                                              ========  ========  =========

The Financial Accounting Standard Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires bank holding companies to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. The accounting standard provides a different accounting treatment for each category.

Held-to-maturity securities are those debt securities which an institution has the positive intent and ability to hold to maturity. These debt securities are reported at amortized cost.

Trading securities are those debt and equity securities that the Company buys and holds principally for the purpose of selling in the near term. Trading securities are reported at fair value, with unrealized changes in value reported directly in the income statement as a part of the Company's earnings.

Available-for-sale securities are those debt securities which the Company does not have the positive intent and ability to hold to maturity, yet does not intend to trade actively as part of its trading account. Available-for-sale securities must be reported at fair value with any unrealized appreciation or depreciation in the value of these securities, net of tax effects, reported directly as a separate component of equity capital. Thus, unrealized changes in the value of these securities will have no effect on the reported earnings of the Company.

The following table shows as of December 31, 1996, the distribution of maturities and the weighted average interest yields to maturity of the Company's investment securities (dollars in thousands).

                                                                  Held to Maturity
                                       ----------------------------------------------------------------------
                                                        States & Political Subdivisions
                                       U. S. Treasury  ---------------------------------
                                         & Agencies        Taxable     Non-Taxable        Other        Total
                                       --------------  -------------  -------------     --------     ---------

Due within one year:
  Book Value                            $    0                $ 895       $ 1,891        $    0       $ 2,786
  Market Value                               0                  897         1,899             0         2,796
  Yield                                      0                 5.67%         8.09%            0          7.31%
Due after one but within five years:
  Book Value                            $    0                $ 498       $10,448        $    0       $10,946
  Market Value                               0                  504        10,632             0        11,136
  Yield                                      0                 6.32%         7.02%            0          6.99%
Due after five but within ten years:
  Book Value                            $    0                $ 599       $ 5,592        $    0       $ 6,191
  Market Value                               0                  611         5,829             0         6,440
  Yield                                      0                 7.15%         7.73%            0          7.67%
Due after ten years:
  Book Value                            $    0                $   0       $   273        $    0       $   273
  Market Value                               0                    0           278             0           278
  Yield                                      0                    0          6.90%            0          6.90%


                                                              Available for Sale
                                       ----------------------------------------------------------------------
                                                        States & Political Subdivisions
                                       U. S. Treasury  ---------------------------------
                                         & Agencies        Taxable     Non-Taxable        Other        Total
                                       --------------  -------------  -------------     --------     ---------

Due within one year:
  Book Value                             $32,649               $   0       $     0        $    0       $32,649
  Market Value                            32,730                   0             0             0        32,730
  Yield                                     5.93%                  0             0             0          5.93%
Due after one but within five years:
  Book Value                             $78,360               $   0       $     0        $    0       $78,360
  Market Value                            78,417                   0             0             0        78,417
  Yield                                     6.06%                  0             0             0          6.06%
Due after five but within ten years:
  Book Value                             $ 6,847               $   0       $     0        $    0       $ 6,847
  Market Value                             6,831                   0             0             0         6,831
  Yield                                     6.15%                  0             0             0          6.15%
Due after ten years:
  Book Value                             $    81               $   0       $     0        $5,017       $ 5,098
  Market Value                                82                   0             0         5,017         5,099
  Yield                                     8.23%                  0             0          5.20%         5.25%

The interest on non-taxable investment securities has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.

At December 31, 1996, the Company did not hold any securities that would be categorized as "trading securities".

Liquidity Management

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposits, withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. In the past, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available, the Company does not generally rely on these external funding sources. Generally, the cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have created an adequate liquidity position.

A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. Merchants Bancshares' Consolidated Statement of Cash Flows on pages 31 and 32 indicates the sources of these cash flows.

Capital Commitments

Merchants Bancshares believes that it has sufficient capital and financial resources to meet its current and anticipated capital commitments.

Deposits

The most important source of the Subsidiary Bank's funds is deposits. The type of deposits that were in the Subsidiary Bank on a daily average basis and the related average rate paid during each of the last three years are broken down as follows (dollars in thousands):

                                       1996             1995           1994
                                 ---------------  --------------  --------------
                                           Rate             Rate            Rate
                                  Amount   Paid    Amount   Paid   Amount   Paid
                                 --------  -----  -------   -----  -------  -----
Demand - non-interest bearing    $123,590  0.00%  $101,883  0.00%  $65,909  0.00%
Demand - interest bearing         103,102  2.52%    83,104  2.44%   46,103  2.07%
Savings                            51,862  2.75%    46,549  2.87%   29,097  2.53%
Time                              152,201  4.69%   125,123  4.79%   79,786  3.89%

The following table provides certain information regarding certificates of deposit issued by the Subsidiary Bank in amounts equal to or exceeding $100,000 at December 31, 1996 (dollars in thousands):

          Three (3) months or less                          $18,471
          Over three (3) months through six (6) months        8,237
          Over six (6) months through twelve (12) months      7,982
          Over twelve (12) months                             3,487
                                                            -------
               Total                                        $38,177
                                                            =======

Interest Rate Sensitivity

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

One way to analyze interest rate risk is to evaluate the balance of the interest sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing represents a matched interest sensitivity position. Any excess of assets or liabilities results in an interest sensitivity gap. The purpose of this analysis is to be aware of the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point in time, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.

The following table presents the interest sensitivity position of the Company at December 31, 1996 (dollars in thousands):

                                      Rate Sensitive Within
                                 -----------------------------                          Nonrate
                                  30-Day     90-Day    180-Day   One Year     Total    Sensitive    Total
                                 --------   ---------  -------   ---------  --------  -----------  --------
Earning Assets:
 Loan, Net of Unearned
   Discount                      $ 79,503   $ 14,269   $20,975    $33,704   $148,451    $146,073   $294,524
 Investment Securities             25,210      5,345     8,948     17,416     56,919      86,353    143,272
 Federal Funds Sold                 6,375          0         0          0      6,375           0      6,375
  Interest Deposits in Bank         1,000          0         0          0      1,000           0      1,000
                                 --------   ---------  -------   ---------  --------  -----------  --------
    Total Earning Assets          112,088     19,614    29,923     51,120    212,745     232,426    445,171
                                 --------   ---------  -------   ---------  --------  -----------  --------
Interest Bearing Liabilities:
  Interest Bearing Deposits       191,654     29,643    32,851     32,516    286,664      23,064    309,728
                                 --------   ---------  -------   ---------  --------  -----------  --------
     Total Interest Bearing
       Liabilities                191,654     29,643    32,851     32,516    286,664      23,064    309,728
                                 --------   ---------  -------   ---------  --------  -----------  --------
Interest Sensitivity Gap         $(79,566)  $(10,029)  $(2,928)   $18,604   $(73,919)
                                 ========   ========   =======   ========   ========
Ratio of Earning Assets to
  Interest Bearing Liabilities      58.48%     66.17%    91.09%    157.21%     74.21%
                                 ========   ========   =======   ========   ========

The Company had a negative interest rate sensitive gap position in the 30-day period of approximately $79.6 million. Declining interest rates would have a positive impact on the above-referenced asset/liability mix. Conversely, rising interest rates would have a negative impact upon the above referenced asset/liability mix.

Capital Resources

At December 31, 1996, shareholders' equity totaled $53.5 million or 10.8% of total assets. At December 31, 1995, shareholders' equity totaled $49.3 million or 10.1% of total assets, compared with $25.5 million or 10.1% of total assets at December 31, 1994.

Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate an institution's capital to the risk profile of its assets. The risk-based capital standards required for all banks are Tier 1 capital of at least 4% and total capital (Tier 1 and Tier 2) of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Tier 2 capital may be comprised of limited life preferred stock, qualifying debt instruments and the reserves for credit losses up to 1.25% of the risk-weighted assets.

Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted assets. The table below provides a comparison of the Company's risk-based capital ratios and leverage ratio to the minimum regulatory requirements for the periods indicated:

                                         December 31,         Minimum
                                   ----------------------    Regulatory
                                    1996    1995    1994    Requirements
                                   ------  ------  ------  -------------
     Risk based capital ratios:
       Tier 1                      16.70%  18.85%  16.81%       4.00%
       Total Capital               17.56%  19.79%  18.19%       8.00%
     Leverage Ratio                10.76%  11.98%   9.90%       3.00%(1)

     (1) The Federal Reserve Board may require any bank holding company to maintain a leverage ratio of up to 200 basis points above the required minimum.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS



                                                                Page
                                                                ----
Report of Independent Auditors...............................   25

Merchants Bancshares, Inc. and Subsidiaries :

     Consolidated Balance Sheet - December 31, 1996 and 1995.   26

     Consolidated Statement of Income -
          For each of the three years in the period
          ended December 31, 1996............................   28

     Consolidated Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1996............................   30

     Consolidated Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1996............................   31

Merchants Bancshares, Inc. (Parent Company Only):

     Balance Sheet - December 31, 1996 and 1995..............   34

     Statement of Income -
          For each of the three years in the period
          ended December 31, 1996............................   35

     Statement of Stockholders' Equity -
          For each of the three years in the period
          ended December 31, 1996............................   30

     Statement of Cash Flows -
          For each of the three years in the period
          ended December 31, 1996............................   36

Notes to Financial Statements................................   37

     All other schedules or supplementary data are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                   Hidalgo, Banfill, Zlotnik & Kermali, P.C.
            C E R T I F I E D   P U B L I C   A C C O U N T A N T S
                         (Originally Founded in 1949)



Board of Directors and Shareholders
Merchants Bancshares, Inc.
Houston, Texas


                                 Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Merchants Bancshares, Inc. (formerly Gulf Southwest Bancorp, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and the balance sheet of Merchants Bancshares, Inc. (parent company only) as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants Bancshares, Inc. (formerly Gulf Southwest Bancorp, Inc.) and subsidiaries and the financial position of Merchants Bancshares, Inc. (parent company only) as of December 31, 1996 and 1995, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       Hidalgo, Banfill, Zlotnik & Kermali, P.C.



Houston, Texas
February 14, 1997



    3555 TIMMONS LANE, SUITE 460 - HOUSTON, TEXAS 77027 - (713) 963-8008

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                                    December 31,
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------
Cash and due from bank (Note 3)              $ 30,072,740  $ 29,848,206
Interest bearing deposits with bank                     -    23,529,402
Time deposits with financial institutions       1,000,000       898,000
Federal funds sold                              6,375,000    28,175,000
Investment securities (Note 4):
 Available-for-sale                           123,076,038   130,650,980
 Held-to-maturity (Market value
  1996 - $ 20,650,858
  1995 - $ 21,796,181)                         20,196,377    21,381,584



Loans (Note 5):
 Loans, net of unearned income
  of $ 6,285,388 in 1996 and
  $ 6,263,627 in 1995                         294,523,715   237,564,299
 Less allowance for possible
  loan losses                                   2,712,864     2,410,815
                                             ------------  ------------
 Total loans, net                             291,810,851   235,153,484


Bank premises and equipment (Note 6)           14,797,074     8,692,194
Accrued interest receivable                     3,662,988     3,929,904
Real estate and other loan-related assets         959,347     1,770,207
Other assets                                    2,620,007     2,619,917
                                             ------------  ------------
 Total Assets                                $494,570,422  $486,648,878
                                             ============  ============

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31,
                                              ---------------------------
                                                  1996           1995
                                              ------------   ------------
Deposits:
 Non-interest bearing                         $129,314,210   $120,058,131
 Interest bearing (Note 7)                     309,728,402    311,322,873
                                              ------------   ------------
                                               439,042,612    431,381,004
Accrued interest, taxes and other
 liabilities                                     2,016,475      2,576,113
Borrowings (Note 8)                                      -      3,082,960
Minority interest                                        -        286,697
                                              ------------   ------------
 Total Liabilities                             441,059,087    437,326,774
                                              ------------   ------------
Commitments and Contingencies (Note 11)                  -              -

Stockholders' Equity (Notes 9, 12 and 15):
 Preferred stock $ 20 par value,
  authorized 2,000,000 shares                            -              -
 Common stock, $ 1 par value,
  authorized 10,000,000 shares,
  issued 1,977,855 shares in 1996
  and 1995                                       1,977,855      1,977,855
 Paid-in capital                                25,766,675     25,766,675
 Retained earnings                              25,954,348     21,166,586
 Net unrealized gain (loss) on
  investment securities available-for-sale
  (net of income taxes)                             81,024        859,555
                                              ------------   ------------
                                                53,779,902     49,770,671
 Less cost of stock held in treasury:
  Common, 22,885 shares in 1996 and
    34,885 in 1995                                (268,567)      (448,567)
                                              ------------   ------------
 Total Stockholders' Equity                     53,511,335     49,322,104
                                              ------------   ------------
 Total Liabilities and
  Stockholders' Equity                        $494,570,422   $486,648,878
                                              ============   ============

See notes to financial statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME

                                                 Year Ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        -----------   -----------    -----------
Interest Income:
 Interest and fees
  on loans                              $24,915,315   $19,500,532    $12,274,698
 Investment securities:
  Taxable interest                        7,841,312     6,265,941      3,041,308
  Non-taxable interest                      933,985       758,059        370,726
 Interest bearing deposits with bank        209,595       793,023              -
 Time deposits with financial
  institutions                              106,857        76,140         62,363
 Federal funds sold                       1,332,412     1,780,062      1,216,142
                                        -----------   -----------    -----------
  Total Interest Income                  35,339,476    29,173,757     16,965,237
                                        -----------   -----------    -----------
Interest Expense:
 Deposits                                11,160,623     9,356,469      4,796,133
 Long-term borrowings                         8,642       220,418              -
                                        -----------   -----------    -----------
  Total Interest Expense                 11,169,265     9,576,887      4,796,133
                                        -----------   -----------    -----------
Net interest income                      24,170,211    19,596,870     12,169,104
Provision for possible loan
 losses (Note 5)                            940,000       135,000         50,000
                                        -----------   -----------    -----------
Net interest income after
 provision for possible
 loan losses                             23,230,211    19,461,870     12,119,104
                                        -----------   -----------    -----------
Noninterest Income:
 Service charges on deposit
  accounts                                4,436,228     3,472,492      2,353,282
 Other service charges
  and fees                                  280,453       256,110        222,001
 Other operating income                     962,249       926,841        662,771
 Securities transactions
  (Note 4)                                   (1,625)          (40)             -
                                        -----------   -----------    -----------
  Total Noninterest Income                5,677,305     4,655,403      3,238,054
                                        -----------   -----------    -----------
Noninterest Expense:
 Salaries and employee
  benefits                               11,116,967     8,316,752      4,825,183
 Occupancy expense                        1,915,379     1,665,812      1,153,620
 Furniture and equipment
  expense                                 1,573,489       824,168        529,730
 Other real estate expense                  282,925       290,364        454,216
 Other operating expense
  (Note 16)                               4,999,688     4,780,721      3,430,091
                                        -----------   -----------    -----------
  Total Noninterest Expense              19,888,448    15,877,817     10,392,840
                                        -----------   -----------    -----------

See notes to financial statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                                                 Year Ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        -----------   -----------    -----------
Income before provision for
 income taxes                             9,019,068     8,239,456      4,964,318
Provision for income taxes
 (Note 10)                                2,634,100     2,332,700        999,300
                                        -----------   -----------    -----------
Net Income                              $ 6,384,968   $ 5,906,756    $ 3,965,018
                                        ===========   ===========    ===========
Weighted Average Number
 of Common Shares
 Outstanding                              1,945,178     1,718,211      1,258,636
                                        ===========   ===========    ===========
Net Income per Common Share             $      3.28   $      3.44    $      3.15
                                        ===========   ===========    ===========


See notes to financial statements.

          MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES (Consolidated)
                                      AND
               MERCHANTS BANCSHARES, INC. (Parent Company Only)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     Net
                                                                                  Unrealized
                                                                                  Gain (Loss)
                                                                                      on
                                                                                   Securities
                                  Preferred    Common      Paid-In      Retained    Available-    Treasury
                                    Stock      Stock       Capital      Earnings     for-Sale      Stock
                                  ---------  ----------  -----------  -----------   ----------  -----------
Balance at
 January 1, 1994                  $       -  $1,281,650  $ 8,630,862  $12,289,467   $        -   $(270,226)
Net income                                -           -            -    3,965,018
Cash dividend declared -
 common stock,
 $.20 per share                           -           -            -     (251,727)           -           -
Change in accounting
 method                                   -           -            -            -       49,656
Net change in unrealized
 gain (loss) on investment
 securities available-for-sale            -           -            -            -     (112,384)          -
Acquired 2,607 shares
 of treasury stock                        -           -            -            -            -     (43,218)
                                  ---------  ----------  -----------  -----------   ----------  -----------
Balance at
 December 31, 1994                        -   1,281,650    8,630,862   16,002,758      (62,728)   (313,444)
Net income                                -           -            -    5,906,756            -           -
Cash dividend declared -
 common stock,
 $.41 per share                           -           -            -     (742,928)           -           -
Net change in unrealized
 gain (loss) on investment
 securities available-for-sale            -           -            -            -    1,001,073           -
Common stock issued                       -     696,205   17,135,813            -      (78,790)          -
Acquired 15,328 shares
 of treasury stock                        -           -            -            -            -    (174,256)
Sold 3,457 shares
 of treasury stock                        -           -            -            -            -      39,133
                                  ---------  ----------  -----------  -----------   ----------  -----------
Balance at
 December 31, 1995                        -   1,977,855   25,766,675   21,166,586      859,555    (448,567)
Net income                                -           -            -    6,384,968            -           -
Cash dividend declared -
 common stock,
 $.82 per share                           -           -            -   (1,597,206)           -           -
Net change in unrealized
 gain (loss) on investment
 securities available-for-sale            -           -            -            -     (778,531)          -
Sold 12,000 shares
 of treasury stock                        -           -            -            -            -     180,000
                                  ---------  ----------  -----------  -----------   ----------  -----------
Balance at
 December 31, 1996                $       -  $1,977,855  $25,766,675  $25,954,348   $   81,024   $(268,567)
                                  =========  ==========  ===========  ===========   ==========  ===========

See notes to financial statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                             Year Ended December 31,
                                     -------------------------------------
                                         1996         1995         1994
                                     -----------   ----------   ----------
Cash Flows From Operating
Activities:

Net income                           $ 6,384,968   $5,906,756   $3,965,018
                                     -----------   ----------   ----------
Adjustments to Reconcile
 Net
Income to Cash Flows
from Operating Activities:

Provision for possible
  loan losses                            940,000      135,000       50,000
  Discount (Accretion)
   amortized to income                   647,568      246,698      465,510
  Loss (Gain) on sale or
   maturity of investment
   securities                              1,625           40            -
  Origination of mortgage
   loans for sale                    (10,878,114)  (7,419,281)           -
  Proceeds from mortgage
   loans sold                         10,965,560    7,336,361            -
  Depreciation and
   amortization                        1,148,126      888,835      520,777
  Loss (Gain) on sale of
   premises and equipment                (58,652)      24,216      (10,475)
  Provision for losses on real
   estate and other
   loan-related assets                   176,446      109,900      245,343
  Loss (Gain) on sale of real
   estate and other loan-
   related assets                        (17,922)      11,528        1,571
  Decrease (Increase) in
   accrued interest
   receivable                            266,916     (164,755)    (322,899)
  Decrease (Increase) in other
   assets                                287,206     (110,580)     876,537
  Increase (Decrease) in
   accrued interest, taxes
   and other liabilities                (559,638)     219,740      292,418
                                     -----------   ----------   ----------
  Total Adjustments                    2,919,121    1,277,702    2,118,782
                                     -----------   ----------   ----------
Net Cash Flows From
Operating Activities                   9,304,089    7,184,458    6,083,800
                                     -----------   ----------   ----------

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES



                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                     1996          1995           1994
                                                 ----------     -----------    ----------
Cash Flows From Investing
 Activities:
Net decrease (increase) in time
  deposits in financial institutions               (102,000)     1,096,000       (700,000)
Proceeds from the maturities of
  held-to-maturity investment securities          2,525,000     19,036,859      6,830,000
Proceeds from sales of available-for-sale
  investment securities                           6,989,472              -              -
Proceeds from the maturities of
  available-for-sale
  investment securities                          53,584,174     19,311,807      7,500,000
Purchase of held-to-maturity
  investment securities                          (1,368,028)   (24,717,436)   (17,924,547)
Purchase of available-for-sale
  investment securities                         (54,811,429)   (20,152,737)    (1,488,750)
Net (increase)                                  (56,082,964)   (13,919,914)   (17,417,795)
Rebates                                          (1,471,245)    (1,033,599)      (470,934)
Recoveries                                          162,295        216,986        464,273
Proceeds from sale of premises
  and equipment                                     124,524         24,738         28,300
Capital expenditures                             (7,192,938)      (599,288)      (946,806)
Proceeds from sale of real estate and
  other loan-related assets                         359,437        423,356        305,600
                                               ------------   ------------   ------------
Net Cash Flows From
 Investing Activities                           (57,283,702)   (20,313,228)   (23,820,659)
                                               ------------   ------------   ------------
Cash Flows From Financing Activities:
Net increase in demand deposits,
  NOW accounts and savings accounts               6,103,772     14,980,594      7,132,080
  Net increase (decrease) in time deposits        1,557,836      9,311,209         (9,940)
  Repayment of long-term borrowings              (3,082,960)      (374,045)             -
  Proceeds from sale of treasury stock              180,000         39,133              -
  Purchase of treasury stock                              -       (174,256)       (43,218)
  Dividends paid                                 (1,597,206)      (742,928)      (251,727)
  Purchase  Minority interest                      (286,697)             -              -
                                               ------------   ------------   ------------
Net Cash Flows From Financing Activities          2,874,745     23,039,707      6,827,195
                                               ------------   ------------   ------------
Net Increase (decrease) in
  Cash and Cash Equivalents                     (45,104,868)     9,910,937    (10,909,664)
Cash and Cash Equivalents at
  Beginning of Period                            81,552,608     41,912,004     52,821,668
Cash Received in Acquisition of Banks                     -     29,729,667              -
                                               ------------   ------------   ------------
Cash and Cash Equivalents
 at End of Period                              $ 36,447,740   $ 81,552,608   $ 41,912,004
                                               ============   ============   ============
Interest Paid                                  $ 11,243,162   $  9,489,152   $  4,814,583
                                               ============   ============   ============
Federal Income Taxes Paid                      $  2,435,309   $  1,635,366   $    289,000
                                               ============   ============   ============

See notes to financial statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                                     Year Ended December 31,
                               ------------------------------------
                                  1996         1995         1994
                               ----------  -----------  -----------
Non-Cash Transactions:

Bank loans for real estate
  and other loan-related
  assets sold                  $1,067,492  $   607,832  $   749,330

Foreclosed properties
  transferred to real
  estate and other loan
  related assets               $  774,593  $   736,956   $ 1,216,352

Investment securities
  transferred to securities
  available-for-sale           $        -  $         -   $14,185,179

Issued 696,205 shares of
  common stock for the
  merger with Texas Gulf
Coast Bancorp, Inc.            $        -  $17,753,228   $         -


                           MERCHANTS BANCSHARES, INC.
                             (Parent Company Only)

                                 BALANCE SHEET

                                    ASSETS

                                     December 31,
                             -------------------------
                                 1996          1995
                             -----------    ----------
Cash                         $   609,223    $2,341,817
Certificates of deposit        1,000,000            -
Due from non-bank
 subsidiary                            -        59,000
Due from bank subsidiary       1,356,268     1,750,000
Investment in bank
 subsidiary                   50,096,619    44,568,002
Equipment                         82,403        23,850
Excess of cost of
 subsidiaries over
 equity in net assets
 acquired, net of
 accumulated amortization
 of $ 292,857 in 1996 and
 $ 278,466 in 1995               282,809       297,200
Deferred and other taxes          84,330       301,679
                             -----------   -----------
  Total Assets               $53,511,652   $49,341,548
                             ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses             $       317   $    19,444
                             -----------   -----------
  Total Liabilities                  317        19,444
                             -----------   -----------
Commitments and
 Contingencies (Note 11)               -             -

Stockholders' Equity
 (Notes 9, 12 and 15):
 Preferred stock, $ 20 par
  value, authorized
  2,000,000 shares                     -             -
 Common stock, $1 par
  value, authorized
  10,000,000 shares,
  issued 1,977,855
  shares in 1996
  and 1995                     1,977,855     1,977,855
 Paid-in capital              25,766,675    25,766,675
 Retained earnings            25,954,348    21,166,586
 Net unrealized gain
  (loss) on investment
  securities available-
  for-sale (net of
  income taxes)                   81,024       859,555
                             -----------   -----------
                              53,779,902    49,770,671
Less costof stock
 held in treasury:
  Common, 22,885 shares in
   1996 and 34,885 in 1995      (268,567)     (448,567)
                             -----------   -----------
  Total Stockholders'
   Equity                     53,511,335    49,322,104
                             -----------   -----------
  Total Liabilities and
   Stockholders' Equity      $53,511,652   $49,341,548
                             ===========   ===========


See notes to financial statements.

                          MERCHANTS BANCSHARES, INC.
                             (Parent Company Only)
                              STATEMENT OF INCOME


                                         Year Ended December 31,
                                   -----------------------------------
                                      1996         1995        1994
                                   ----------   ----------  ----------

Income:
 Cash dividends from subsidiary    $        -   $3,000,000  $        -
 Interest income                       91,736       13,072      14,097
                                   ----------   ----------  ----------
                                       91,736    3,013,072      14,097
                                   ----------   ----------  ----------
Expenses:
 Operating expenses                   212,916      197,568     177,276
                                   ----------   ----------  ----------
                                      212,916      197,568     177,276
                                   ----------   ----------  ----------
Income (loss) before
 income tax benefit and
 equity in undistributed
 income of subsidiary                (121,180)   2,815,504    (163,179)

Income tax benefit                    199,000      299,400     621,900
                                   ----------   ----------  ----------
Income before equity
 in undistributed income
 of subsidiary                         77,820    3,114,904     458,721

Equity in undistributed
 income of subsidiary               6,307,148    2,791,852   3,506,297
                                   ----------   ----------  ----------
Net income                         $6,384,968   $5,906,756  $3,965,018
                                   ==========   ==========  ==========

See notes to financial statements.

                           MERCHANTS BANCSHARES, INC.
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS

                                                       Year Ended December 31,
                                               ----------------------------------------
                                                   1996          1995          1994
                                               ------------  ------------  ------------
Cash Flows From Operating
 Activities:

Net Income                                     $ 6,384,968   $ 5,906,756   $ 3,965,018

Adjustments to Reconcile Net
 Income to Cash Flows From
 Operating Activities:

 Equity in undistributed
  income of subsidiary                          (6,307,148)   (2,791,852)   (3,506,297)
 Amortization and depreciation                      24,250        17,040        14,390
 Increase (Decrease) in
  accrued expenses                                 (19,127)     (119,222)       89,319
 Decrease (Increase) in due from subsidiary        452,732      (862,944)     (449,300)
 Decrease in deferred and other taxes              217,349       427,000       499,400
                                               -----------   -----------   -----------
Net Cash Flows From Operating Activities           753,024     2,576,778       612,530
                                               -----------   -----------   -----------
Cash Flows From Investing Activities:
 (Decrease) in due to Bank subsidiary                    -       (43,472)            -
 Purchase of equipment                             (68,412)      (26,500)            -
                                               -----------   -----------   -----------
Net Cash Flows From Investing Activities           (68,412)      (69,972)            -
                                               -----------   -----------   -----------
Cash Flows From Financing Activities:
 Proceeds from sale of treasury stock              180,000        39,133             -
 Purchase of treasury stock                              -      (174,256)      (43,218)
 Dividends paid                                 (1,597,206)     (742,928)     (251,727)
                                               -----------   -----------   -----------
Net Cash Flows From Financing Activities        (1,417,206)     (878,051)     (294,945)
                                               -----------   -----------   -----------
Net Increase (Decrease) in Cash
 and Cash Equivalents                             (732,594)    1,628,755       317,585
Cash and Cash Equivalents at
 Beginning of Year                               2,341,817       713,062       395,477
                                               -----------   -----------   -----------
Cash and Cash Equivalents at
 End of Year                                   $ 1,609,223   $ 2,341,817   $   713,062
                                               ===========   ===========   ===========
Interest Paid                                  $         -   $         -   $         -
                                               ===========   ===========   ===========
Taxes Paid                                     $ 2,435,309   $ 1,635,366   $   289,000
                                               ===========   ===========   ===========
Non-Cash Transactions:
 Issued 696,205 shares of common stock
 for the merger with Texas Gulf
 Coast Bancorp, Inc.                           $         -   $17,753,228   $         -
                                               ===========   ===========   ===========

See notes to financial statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

In June of 1996, Gulf Southwest Bancorp, Inc. changed its name to Merchants Bancshares, Inc.

The accounting and reporting policies of Merchants Bancshares, Inc. (Company) and its subsidiaries conform to generally accepted accounting principles and practices within the banking industry.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for possible loan losses. Actual results could differ from those estimates.

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

Financial Statement Presentation

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary, Gulf Southwest Nevada Bancorp, Inc. and its wholly-owned subsidiary Merchants Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in subsidiary is accounted for on the equity method of accounting in the Parent Company Only financial statements.

Investment Securities

Investment securities are classified in three categories and accounted for as follows: debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost; debt and equity securities bought and held principally for the purpose of reselling, of which the Company has none, are classified as trading securities and are carried at fair value, with unrealized gains and losses included in income; debt or equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are carried at fair value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholders' equity.

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

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans (continued)

Nonaccrual loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status if in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. All cash receipts, whether designated as principal or interest are used to reduce the carrying value of the loan when it is in the nonaccrual status. Loans are restored to accrual status when principal and interest payments are brought current and future payments in accordance with loan terms are reasonably assured.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("SFAS 118"). SFAS 114 requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loans observable market price or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. Generally, the Company applies SFAS 114 to nonaccrual loans.

SFAS 118 permits a creditor to use existing methods for recognizing interest income on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

Allowance For Possible Loan Losses

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

Real Estate and Other Loan Related Assets

Real estate and other loan related assets are stated at the lower of cost or estimated fair value, less the estimated costs to sell. Any reduction from cost (loan value) to estimated fair value at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent valuation adjustments are charged to current earnings through the provision for revaluation of real estate and other loan related assets. Losses on dispositions are recognized in the period of occurrence while gains are not recognized until all criteria for income recognition have been met. Also, any income received or expense incurred during the period the assets are owned is recognized as income or expense during the period in which it is received or incurred and is included in other real estate expense.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (Continued)

Excess of Cost Over Equity in Net Assets Acquired

The fair value of the net assets acquired in transactions accounted for as purchases is recorded as an investment by the parent company. The excess of the cash or market value of the consideration given in the transactions over the fair value of the net assets acquired is recorded as the excess of cost over fair value of assets acquired, which is amortized into other operating expenses on a straight-line basis over periods of 15 to 40 years.

Income Taxes

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

Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Note 2 - Acquisition and Mergers

On May 1, 1995, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc. acquired all of the outstanding common stock of Texas Gulf Coast Bancorp, Inc. by issuing 696,205 shares (with a fair value of $ 25.50 per share) of Merchants Bancshares, Inc. (formerly Gulf Southwest Bancorp, Inc.) common stock plus cash of $ 52,231 for fractional and dissenter shares to effect the merger. The acquisition and merger was accounted for as a purchase transaction. The excess of cost of the acquired Company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed of $ 194,650 was recorded as excess of cost over the net equity in net assets acquired and is being amortized over 15 years.

The operations of Texas Gulf Coast Bancorp, Inc. since May 1, 1995 are included in the accompanying financial statements.

On January 1, 1996, Gulf Southwest Nevada Bancorp, Inc. a wholly owned subsidiary of the Company merged all of its subsidiary Banks into its Merchants Bank subsidiary and the former subsidiary Banks became branches of Merchants Bank. In January of 1996, Merchants Bank purchased the data processing equipment of G.S.W. Data Processing, Inc. and Central Data Processing, Inc. at net book value. The two wholly owned subsidiaries were then liquidated into their parent, Gulf Southwest Nevada Bancorp, Inc.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 3 - Reserve Requirements

Cash and due from banks of approximately $ 12,315,000 and $ 8,344,000 at December 31, 1996 and 1995, respectively, were maintained to satisfy regulatory reserve and other requirements.

Note 4 - Investment Securities

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities were as follows:

Available-for-Sale Investment Securities:

                                                                  Unrealized Gross
December 31, 1996:                           Amortized          --------------------      Fair
                                               Cost                Gains     Losses      Value
                                           -------------        ----------  --------  ------------
U.S. Treasury and other
 U.S. Government agencies                   $117,936,759        $  652,515  $529,753  $118,059,521
Other                                          5,016,517                 -         -     5,016,517
                                           -------------        ----------  --------  ------------
                                            $122,953,276        $  652,515  $529,753  $123,076,038
                                           =============        ==========  ========  ============

                                                                   Unrealized Gross
December 31, 1995:                           Amortized          --------------------       Fair
                                               Cost               Gains      Losses       Value
                                           -------------        ----------  --------  ------------
U.S. Treasury and other
 U.S. Government agencies                   $129,110,288        $1,662,989  $349,464  $130,423,813
Other                                            227,167                 -         -       227,167
                                           -------------        ----------  --------  ------------
                                            $129,337,455        $1,662,989  $349,464  $130,650,980
                                           =============        ==========  ========  ============
Held-to-Maturity Investment Securities:

                                                                 Unrealized Gross
December 31, 1996:                           Amortized         ---------------------       Fair
                                               Cost               Gains      Losses       Value
                                           -------------       -----------  --------  ------------
State, county and
 municipal obligations                      $ 20,196,377        $  462,085  $  7,604  $ 20,650,858
                                           =============       ===========  ========  ============

                                                                 Unrealized Gross
December 31, 1995:                           Amortized          --------------------       Fair
                                               Cost               Gains      Losses       Value
                                           -------------        ----------  --------  ------------
State, county and
 municipal obligations                      $ 21,381,584        $  462,228  $ 47,631  $ 21,796,181
                                           =============        ==========  ========  ============

Cash proceeds from the maturity of held-to-maturity investment securities during 1996, 1995 and 1994 were $ 2,525,000, $19,036,859 and $ 6,830,000, respectively. Cash proceeds from the maturity and sales of available-for-sale investment securities during 1996, 1995 and 1994 were $ 60,573,646, $
19,311,807,  and  $ 7,500,000 respectively.   Net gains or losses from the sale
of available-for-sale investment securities for 1996, 1995 and 1994 amounted to $ (1,625), (gross gains of $ 13 and gross losses of $1,638), $ 0 and $ 0, respectively. There were no sales of held-to-maturity securities in 1996, 1995, and 1994. During 1995 early redemption of held-to-maturity investment securities resulted in a net loss of $ 40 (gross gains of $ 53 and gross losses of $93).

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 4 - Investment Securities (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 1996 by contractual maturity were as follows:

                                            Available-for-Sale              Held-to-Maturity
                                      ------------------------------   ------------------------
                                        Amortized            Fair        Amortized      Fair
                                           Cost             Value           Cost       Value
                                      ------------      ------------   -----------  -----------

Due in one year or less               $ 32,648,558      $ 32,730,038   $ 2,786,257  $ 2,795,715
Due after one year through
 five years                             78,359,648        78,416,529    10,945,823   11,135,473
Due after five years through
 ten years                               6,847,322         6,831,054     6,191,039    6,440,089
Due after ten years                      5,097,748         5,098,417       273,258      279,581
                                      ------------      ------------   -----------  -----------
Total Investment Securities           $122,953,276      $123,076,038   $20,196,377  $20,650,858
                                      ============      ============   ===========  ===========


Investment securities with amortized costs of $ 61,273,539 and $ 74,309,085 at December 31, 1996 and 1995, were pledged to secure public deposits and for other purposes as required by law.

Note 5 - Loans

The loan portfolio was comprised of the following categories at December 31:


                                        1996             1995
                                      --------         --------
 Commercial and industrial         $ 56,934,963     $ 44,650,607
 Real estate - construction          15,920,334        8,626,413
  Real estate - other               156,471,949      123,129,892
  Installment loans                  70,117,783       66,029,009
  Mortgage loans held for resale        212,219          299,665
  Other loans                         1,151,855        1,092,340
                                   ------------     ------------

  Total loans                       300,809,103      243,827,926

 Less:
  Unearned income                    (6,285,388)      (6,263,627)
  Allowance for possible
   loan losses                       (2,712,864)      (2,410,815)
                                   ------------     ------------

 Net Loans                         $291,810,851     $235,153,484
                                   ============     ============

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS

Note 5 - Loans (continued)

Loans on which interest was not being accrued and past due loans (90 days or more) amounted to $ 2,129,094 and $ 952,700, respectively at December 31, 1996, compared to $ 3,125,506 and $ 849,588, respectively at December 31, 1995.

The allowance for loan losses related to these impaired loans was $ 217,148 and $ 226,208 in 1996 and 1995, respectively.

Interest income lost on impaired loans and the average balance of impaired loans was as follows for the year ended December 31:

                                          1996           1995           1994
                                         ------         ------         ------
  Interest income that would have
    been recorded                      $  318,314     $  262,583     $  105,740
  Interest income recognized               43,684         61,858          1,059
                                       ----------     ----------     ----------
  Interest income lost                 $  274,630     $  200,725     $  104,681
                                       ==========     ==========     ==========
  Average balance                      $2,340,463     $2,179,898     $1,433,000
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

An analysis of loans to these parties, exclusive of loans to such persons that in the aggregate do not exceed $ 60,000, is as follows:

                                                      1996           1995
                                                     ------         ------
Balance at beginning of year                      $11,768,064    $ 4,083,674
New loans                                           4,474,637      9,784,932
Amounts collected                                  (2,780,363)    (6,722,794)
Loans to customers no longer or new
 related parties and other                         (5,149,420)     4,622,252
                                                  -----------    -----------
Balance at end of year                            $ 8,312,918    $11,768,064
                                                  ===========    ===========

Transactions in the allowance for possible loan losses were as follows:

                                           1996           1995           1994
                                          ------         ------         ------
Balance at beginning of year           $2,410,815    $ 2,062,786    $ 1,986,438
Allowance of acquired banks                     -        737,941              -
Provision charged to expense              940,000        135,000         50,000
Loan losses:
 Charge-offs                             (800,245)      (741,898)      (437,925)
 Recoveries                               162,294        216,986        464,273
                                       ----------    -----------    -----------
Net loan losses                          (637,951)      (524,912)        26,348
                                       ----------    -----------    -----------
Balance at end of year                 $2,712,864    $ 2,410,815    $ 2,062,786
                                       ==========    ===========    ===========

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 6 - Bank Premises and Equipment

Bank premises and equipment were comprised of the following at December 31:

                                     Estimated
                                    Useful Lives       1996          1995
                                    ------------     --------      --------
Land                                                 $ 3,146,964   $ 1,700,175
Bank premises and
 leasehold improvements              5 to 40 yrs.     12,536,132     8,512,827
Furniture and equipment              3 to 10 yrs.      7,337,963     5,722,127
  Automobiles                        3 to 5 yrs.         478,223       492,601
  Construction in progress                                     -       599,788
  Less - accumulated depreciation
   and amortization                                   (8,702,208)   (8,335,324)
                                                     -----------    ----------
  Net balance at end of year                         $14,797,074    $8,692,194
                                                     ===========    ==========

Depreciation and amortization charged to operating expense was $1,022,186 in 1996, $814,045 in 1995, and $506,385 in 1994.

Note 7 - Interest Bearing Deposits

Interest bearing deposits were comprised of the following categories at December 31:

                                 1996          1995
Interest bearing demand      $104,314,922  $108,598,126
Savings                        53,811,662    52,680,765
  Time                        113,424,591   113,219,057
  Time over $100,000           38,177,227    36,824,925
                             ------------  ------------
                             $309,728,402  $311,322,873
                             ============  ============

Note 8 - Borrowings

The Company had the following indebtedness at December 31:


Subsidiaries                                                   1996          1995
------------                                                ---------     ---------
Note payable in the original amount of $3,400,000.
Principal payments of $175,000 a quarter beginning
June 30, 1995, and quarterly thereafter until maturity
at March 31, 1997. Interest was payable quarterly
beginning June 30, 1995, at the prime rate (8.5% at
December 31, 1995).  The note is collateralized by
all the shares of common stock of three bank
subsidiaries owned by Merchants Bancshares, Inc.          $         -   $  3,050,000

Note payable in monthly installments of $2,441
including interest at 8%. The note is collateralized
by computer equipment.                                              -         32,960
                                                          -----------   ------------
                                                          $         -   $  3,082,960
                                                          ===========   ============

In January of 1996 the  above borrowings were repaid.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 9 - Dividends from Subsidiaries

Dividends paid by the company's subsidiaries are the primary source of funds available to the company for payment of dividends to stockholders and other operating needs. Dividends paid by the company's subsidiary bank are subject to restrictions by certain regulatory agencies.

At December 31, 1996, approximately $ 28,818,000 of the subsidiary banks' net assets were available for payment of dividends under these restrictions.

Note 10 - Federal Income Taxes

Deferred income taxes result from differences between amounts of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, are as follows:


                                         1996               1995
                                        ------             ------
Deferred Tax Assets:
 Carrying value of other real
  estate owned                        $   15,900         $  212,000
 Allowance for possible loan
  losses                                 394,600            266,200
Alternative minimum tax credit                 -            301,700
                                      ----------         ----------
                                         410,500            779,900
                                      ----------         ----------
Deferred Tax Liabilities:
 Accretion on municipal bonds             51,500             42,400
 Accumulated depreciation                206,700            285,900
 Unrealized investment securities
  gains                                   41,700            446,600
                                      ----------         ----------
                                         299,900            774,900
                                      ----------         ----------
Net Deferred Tax                      $  110,600         $    5,000
                                      ==========         ==========

The consolidated provision for income taxes for the years ended December 31, consists of the following:


                                1996          1995        1994
                               ------        ------      ------
Currently payable            $2,334,800    $1,556,600   $330,000
Deferred                        299,300       776,100    669,300
                             ----------    ----------   --------
                             $2,634,100    $2,332,700   $999,300
                             ==========    ==========   ========

The income tax expense applicable to securities gains and losses for the years 1996, 1995 and 1994 was $(553), $(12) and $-0-, respectively.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 10 - Federal Income Taxes (Continued)

The difference between the effective tax rate on consolidated income before income taxes and the statutory rate is attributed to the following:

                                                       1996         1995          1994
                                                      ------       ------        ------
Federal income tax provision at statutory rate      $3,066,500   $2,801,400    $1,687,900
Tax exempt income                                     (334,600)    (257,800)     (126,000)
Nondeductible (deductible) expenses                     20,900     (115,100)     (162,800)
Tax benefits and tax rate differences                 (118,700)     (95,800)     (399,800)
                                                    ----------   ----------    ----------
                                                    $2,634,100   $2,332,700    $  999,300
                                                    ==========   ==========    ==========

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities for financial reporting and tax reporting purposes. The sources and related tax effects of these differences are as follows:


Tax effect of temporary differences:        1996          1995          1994
                                           ------        ------        ------
Other real estate owned                  $ 196,100      $ 73,900      $199,700
Allowance for loan losses                 (128,400)      (24,800)      (17,000)
Accumulated depreciation                   (79,200)       36,500             -
Accretion on municipal bonds                 9,100        (9,500)      (12,400)
Use of net operating loss                        -       282,900       499,000
Use of alternative minimum tax credit      301,700       321,300             -
Use of investment tax credit                     -        95,800             -
                                         ---------      --------      --------
                                         $ 299,300      $776,100      $669,300
                                         =========      ========      ========

Note 11 - Commitments and Contingencies

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

Financial instruments whose contract amounts represent potential credit risk are as follows at December 31:

                                               1996         1995
                                              ------       ------
Commitments to extend credit                $50,461,880  $38,592,479
Standby and commercial letters of credit    $ 1,061,723  $   691,349
Letters of guaranty                         $   159,579  $    94,000

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 11 - Commitments and Contingencies (Continued)

The Company and subsidiaries have non-cancelable operating leases covering certain equipment and buildings. The following is a schedule of future minimum lease payments as of December 31, 1996:


Year Ending December 31,                    Buildings           Equipment
------------------------                    ---------           ---------
  1997                                     $  379,588           $157,665
  1998                                        379,588             96,750
  1999                                        323,429                  -
  2000                                        323,429                  -
  2001                                        323,429                  -
  2002 and after                            2,102,291                  -
                                           ----------           --------
                                           $3,831,754           $254,415
                                           ==========           ========

Rent expense incurred under operating leases amounted to $ 591,596, $ 519,882 and $ 402,859 for the years ended December 31, 1996, 1995 and 1994, respectively.

Various lawsuits are pending against the Company's subsidiary bank. Management, after reviewing these suits with legal counsel, considers that the aggregate liability, if any, would not have a material adverse effect on the Company's financial position.

Note 12 - Flexible Stock Option Plan

The Company's 1986 Flexible Stock Option Plan terminated in 1996. No options were ever granted under the plan.

Note 13 - Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all full time employees. Benefits are based on an employee's years of service and compensation. The Company makes contributions to the plan annually based upon actuarial valuations. The plan assets are managed and invested by a corporate trustee. The plan assets are invested in several equity, bond and common trust investment funds managed by the trustee.

The Company's pension plan was adopted on September 1, 1994. The Texas Gulf Coast Bancorp, Inc. noncontributory defined benefit pension plan was merged with the Company's pension plan on December 31, 1995.

Unrecognized prior service cost of the Company's pension plan is being amortized on a straight line basis over fifteen years.

Net periodic pension cost for the pension plan was as follows for December 31:

                                               1996          1995
                                             --------      --------

  Service cost-benefit earned during      $   384,439   $   400,863
   the year
  Interest cost on projected benefit          143,107       189,701
   obligation
  Actual (gain) on plan assets               (135,776)     (148,629)
  Net amortization and deferrals               10,974         9,127
                                          -----------   -----------
  Net pension cost                        $   402,744   $   451,062
                                          ===========   ===========

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 13 - Employee Benefit Plans (Continued)

Significant assumptions used in determining pension cost for the Company are as follows:

                                                    1996          1995
                                                  --------      --------

  Discount rate                                    7.5%           7.0%
  Expected rate of increase in compensation        3.0%           4.0%
  Expected long-term rate of return on
   plan assets                                     8.0%           8.0%

Funded status of the pension plan at December 31, is as follows:

                                              1996          1995
                                            --------      --------
   Projected benefit obligation           $(2,735,566)  $(2,756,095)
   Plan assets at fair value                2,632,427     2,033,964
                                          -----------   -----------
   Plan assets (less) than projected
     benefit obligation                      (103,139)     (722,131)
   Unrecognized net (gains) loss             (680,710)     (362,190)
   Unrecognized net (assets) obligation
     being amortized over 15 years           (237,143)     (258,701)
   Unrecognized prior service cost            602,086       638,948
                                          -----------   -----------
   (Accrued) prepaid pension cost         $  (418,906)  $  (704,074)
                                          ===========   ===========

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

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 14 - Estimated Fair Value of Financial Instruments (Continued)

Deposits - - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - - The fair value of borrowings is estimated based upon current market interest rates for Companies with like credit ratings and similar maturities.

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

The estimated fair values of the Company's financial instruments are as follows:

                                         December 31, 1996           December 31, 1995
                                      -------------------------  --------------------------
                                       Carrying          Fair        Carrying        Fair
                                        Amount          Value         Amount        Value
                                      ----------    -----------   -----------   ------------
Assets:
 Cash and cash equivalents            $ 37,447,740  $ 37,447,740  $ 82,450,608  $ 82,450,608
 Investment securities                $143,272,415  $143,726,896  $152,032,564  $152,447,161
 Loans, net                           $291,810,851  $290,970,172  $235,153,484  $232,867,020

Liabilities:
 Deposits                             $439,042,612  $439,187,121  $431,381,004  $431,836,141
 Borrowings                           $          -             -  $  3,082,960  $  3,082,960

Off-balance sheet instruments
 Letters of credit fees               $          -  $      6,565  $          -  $      7,776

Note 15 - Capital Adequacy

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based upon the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances and certain off-balance sheet items to determine a "risk weighted" asset base.

These quantitative measures require that banking organizations achieve minimum ratios of total capital to risk weighted assets of 8.0%, (of which at least 4.0% should be in the form of Tier 1 capital). Total capital is defined as the sum of Tier 1 and Tier 2 capital elements with Tier 2 being limited to 100 percent of Tier 1. For bank holding companies, Tier 1 capital includes with certain restrictions, common stockholders' equity, perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes, with certain restrictions, certain forms of perpetual preferred stock, maturing capital instruments and the allowance for possible credit losses.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 15 - Capital Adequacy (Continued)

In addition to the risked-based capital guidelines, regulatory authorities have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% "Tier 1" capital to adjusted average total assets for banks with a CAMEL rating of 1 or for bank holding companies with a BOPEL rating of 1. All other institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%.

The following table summarizes the Company's Tier 1, Total Capital and leverage ratio as of December 31:


                                            1996                  1995
                                    ------------------    -------------------
                                      Amount     Ratio      Amount     Ratio
                                    ----------   -----    ----------   ------
Tier 1 Capital                      $52,298,251  16.70%   $48,409,312  18.85%
Tier 1 Capital Minimum
   Requirement                       12,530,072   4.00%    10,272,120   4.00%
                                    -----------  -----    -----------  -----
Excess Tier 1 Capital               $39,768,179  12.70%   $38,137,192  14.85%
                                    ===========  =====    ===========  =====
Total Capital                       $55,011,115  17.56%   $50,820,127  19.79%
Total Capital Minimum
   Requirement                       25,060,144   8.00%    20,544,240   8.00%
                                    -----------  -----    -----------  -----
Excess Total Capital                $29,950,971   9.56%   $30,275,887  11.79%
                                    ===========  =====    ===========  =====
Tier 1 Capital - Leverage Ratio     $52,298,251  10.76%   $48,409,312  11.98%
Tier 1 Capital Requirement           14,588,204   3.00%    12,118,317   3.00%
                                    -----------  -----    -----------  -----
Excess Tier 1 Capital               $37,710,047   7.76%   $36,290,995   8.98%
                                    ===========  =====    ===========  =====

The following table summarized the Company's subsidiary bank's Tier 1, Total Capital and leverage ratio as of December 31:


                                               1996                  1995
                                       ------------------    ------------------
                                         Amount     Ratio      Amount     Ratio
                                       ----------   -----    -----------  -----

Tier 1 Capital                         $48,789,800  15.62%   $46,487,121  18.14%
Tier 1 Capital Minimum Requirement      12,490,826   4.00%    10,253,320   4.00%
                                       -----------  -----    -----------  -----
Excess Tier 1 Capital                  $36,298,974  11.62%   $36,223,801  14.14%
                                       ===========  =====    ===========  =====
Total Capital                          $51,502,664  16.49%   $48,897,936  19.08%
Total Capital Minimum Requirement       24,981,652   8.00%    20,506,640   8.00%
                                       -----------  -----    -----------  -----
Excess Total Capital                   $26,521,012   8.49%   $28,391,296  11.08%
                                       ===========  =====    ===========  =====
Tier 1 Capital - Leverage Ratio        $48,789,800  10.10%   $46,487,121  11.59%
Tier 1 Capital Requirement              14,496,664   3.00%    12,028,257   3.00%
                                       -----------  -----    -----------  -----
Excess Tier 1 Capital                  $34,293,136   7.10%   $34,458,864   8.59%
                                       ===========  =====    ===========  =====

As of December 31, 1996 and 1995 the most recent notification from the Federal Reserve Bank of Dallas, as to the Company and the Texas Department of Banking, as to the Company's subsidiary bank categorized each of them as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed these categories.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                      AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                         NOTES TO FINANCIAL STATEMENTS


Note 16 - Other Operating Expense

Other operating expense for the years ended December 31, are as follows:


                                          1996         1995         1994
                                        --------     --------     --------

Stationery, supplies and printing      $  785,927   $  357,924   $  277,648
Legal, accounting and professional        702,733      542,437      464,815
Data processing                           157,701      729,121      486,560
Advertising                               428,284      297,435      225,532
Insurance                                 113,233      418,856      539,192
Postage and freight                       373,307      420,876      244,703
Other                                   2,438,503    2,014,072    1,191,641
                                       ----------   ----------   ----------
                                       $4,999,688   $4,780,721   $3,430,091
                                       ==========   ==========   ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(Incorporated by reference to the section entitled "Nominees for Election as Directors" of Merchants Bancshares' Proxy Statement for its 1997 annual meeting of shareholders.)

Item 11.    EXECUTIVE COMPENSATION

(Incorporated by reference to the section entitled "Executive Compensation" of Merchants Bancshares' Proxy Statement for its 1997 annual meeting of shareholders.)

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(Incorporated by reference to the section entitled "Ownership of Common Stock" of Merchants Bancshares' Proxy Statement for its 1997 annual meeting of shareholders.)

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of Merchants Bancshares' Proxy Statement for its 1997 annual meeting of shareholders.)


PART IV.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)  List of documents filed as part of this report

     (1)  Financial Statements
          See index to financial statements at Item 8 of this report.
     (2)  Exhibits

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                                                    (If applicable)
                                             Incorporated by reference from
                                            ---------------------------------
(c)  Exhibit number and description         Form    Date   File No.   Exhibit
     ------------------------------         ----    ----   --------   -------

(3)  Articles of Incorporation and Bylaws

  3.1  Articles of Incorporation, together
     with amendments thereto                10-K  12/31/90 0-11033     3.1

                                                     (If applicable)
                                             Incorporated by reference from
                                            ---------------------------------
(c)       Exhibit number and description    Form    Date    File No.  Exhibit

  3.2    Bylaws of the Registrant             10  03/31/83   0-11033      3.2

  3.3    Amended Articles of Incorporation
         and Bylaws                         8-K   07/19/96   0-11-33      3.3

(4)  Instruments defining rights of security
     holders, including indentures


 4.1 Form of specimen certificate representing
     the Common Stock, par value $1.00 per
     share of the Registrant                  S-4 07/06/90  33-35767      4.1

(10) Material contracts

  10.3  Merchants Bancshares, Inc.
        401 (k) Plan                         10-K 12/31/89  0-11033      10.3

  10.4  Merchants Bancshares, Inc.
        Defined Benefit Pension Plan         10-K 12/31/94  0-11033      10.4

(21) Subsidiary of the Registrant

  21.1 List of subsidiaries                   N/A    N/A       N/A       N/A

(27) Financial Data Schedule

  27.1 Financial Data Schedule                N/A    N/A       N/A       N/A

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MERCHANTS BANCSHARES, INC.



                                BY:   /s/ J. W. Lander, Jr.
                                   ----------------------------------
                                      J. W. Lander, Jr.
                                      Chief Executive Officer

                                Date: March 25, 1997


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                        Title                    Date
  ---------                        -----                    ----

/s/ Norman H. Bird           Director, Secretary,        March 25, 1997
------------------------     and Vice
Norman H. Bird
President


/s/ A. Harrel Blackshear     Director                    March 25, 1997
------------------------
A. Harrel Blackshear


/s/ Donald Harding           Director                    March 25, 1997
-------------------------
Donald Harding


/s/ J. W. Lander, Jr.        Director, Chairman,         March 25, 1997
--------------------------   and Chief Executive
J. W. Lander, Jr.            Officer


/s/ J. W. Lander, III        Director, President and     March 25, 1997
--------------------------   Principal Financial and
J. W. Lander, III            Accounting Officer

                               INDEX TO EXHIBITS

                                                     (If applicable)
                                             Incorporated by reference from
                                             ------------------------------
Exhibit number and description                Form  Date  File No.  Exhibit
------------------------------                ----  ----  --------  -------
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

(4) Instruments defining rights of security holders, including indentures

   4.1 Form of specimen certificate
       representing the Common Stock, par
       value $1.00 per share of the
       Registrant                            S-4  07/06/90 33-35767  4.1

(10) Material contracts

   10.3 Merchants Bancshares, Inc.
        401 (k) Plan                         10-K 12/31/89  0-11033 10.3

   10.4 Merchants Bancshares, Inc.
        Defined Benefit Pension Plan         10-K 12/31/94  0-11033 10.4

(21) Subsidiary of the Registrant

   21.1 List of subsidiary                   N/A    N/A       N/A    N/A

(27) Financial Data Schedule

   27.1 Financial Data Schedule              N/A    N/A       N/A    N/A