Form 10-Q
period 1997-03-31
MERCHANTS BANCSHARES INC /TX/
filed 1997-05-13
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 1997

                                      OR

   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

         5005 WOODWAY, SUITE 300
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

                                Yes  [X]   No  [ ]

As of May 1, 1997, Registrant had outstanding 1,954,970 shares of its $1.00 par value per share common stock.

                          MERCHANTS BANCSHARES, INC.

                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The March 31,1997 an 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

                                                                      PAGE
                                                                       NO.

       Consolidated Balance Sheets at March 31, 1997 and
         at December 31,1996........................................    3

       Consolidated Statements of Income for the Three Months
         Ended March 31, 1997 and 1996..............................    4

       Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996..............................  5-6

       Notes to Interim Consolidated Financial Statements
         for the Period Ended March 31,1997.........................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF THE FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................................. 8-12


PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...........................................   13

ITEM 2. CHANGE IN SECURITIES........................................   13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................   13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

ITEM 5. OTHER INFORMATION...........................................   13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                  (Unaudited)

ASSETS
                                             MARCH 31,     DECEMBER 31,
                                               1997            1996
                                             ---------     ------------

Cash and due from banks                       $ 26,208         $ 30,073
Time deposits in banks                           1,000            1,000
Federal funds sold                              11,475            6,375
Investment securities:
 Available-for-Sale                            120,954          123,076
 Held-to-Maturity                               18,353           20,196
Loans, net of allowance for
 loan losses                                   305,582          291,811
Bank premises and equipment                     14,850           14,797
Accrued interest receivable                      3,705            3,663
Other assets                                     3,948            3,579
                                              --------         --------
  Total Assets                                $506,075         $494,570
                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                         $127,499         $129,314
 Interest bearing                              322,047          309,729
                                              --------          -------
                                               449,546          439,043

Accrued interest, taxes and
 other liabilities                               2,376            2,016
                                              --------          -------
 Total Liabilities                             451,922          441,059
                                              --------          -------
Stockholders' Equity:
 Common stock                                    1,978            1,978
 Paid-in capital                                25,767           25,767
 Retained earnings                              26,928           25,954
 Unrealized securities gains (losses)             (251)              81
                                              --------          -------
                                                54,422           53,780
                                              --------          -------
Less cost of stock held in treasury:
 Common Stock                                     (269)            (269)
                                              --------          -------
  Total Stockholders' Equity                    54,153           53,511
                                              --------          -------
   Total Liabilities and
    Stockholders' Equity                      $506,075         $494,570
                                              ========         ========


See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Interest Income:
 Interest and fees on loans                              $  6,904   $  5,639
 Investment securities:
  Taxable                                                   1,819      2,012
  Non-taxable                                                 220        231
 Interest bearing deposits with bank                            0        137
Time deposits with banks                                       13         28
Federal funds sold                                            249        505
                                                         --------   --------
  Total Interest Income                                     9,205      8,552
                                                         --------   --------
Interest Expense:
 Interest bearing deposits                                  2,933      2,820
 Borrowed funds                                                 0          9
                                                         --------   --------
  Total Interest Expense                                    2,933      2,829
                                                         --------   --------
Net interest income                                         6,272      5,723
Provision for possible loan losses                            435         80
                                                         --------   --------
Net interest income after provision
 for loan losses                                            5,837      5,643
                                                         --------   --------
Non-Interest Income:
 Service charges and fees                                   1,184      1,167
 Other operating income                                       291        232
                                                         --------   --------
  Total Non-Interest Income                                 1,475      1,399
                                                         --------   --------
Non-Interest Expense:
 Salaries and employee benefits                             2,812      2,798
 Furniture, equipment and
  occupancy expense                                           960        724
 Other operating expenses                                   1,432      1,390
                                                         --------   --------
  Total Non-Interest Expense                                5,204      4,912
                                                         --------   --------
Income before income taxes                                  2,108      2,130
Income taxes                                                  645        660
                                                         --------   --------
Net Income                                               $  1,463   $  1,470
                                                         ========   ========
Per Share:
 Net Income                                              $    .75   $    .76
                                                         ========   ========
 Dividends - Common Stock                                $    .25   $    .17
                                                         ========   ========


See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  1,463   $  1,470

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Provision for loan losses                                  435         80
   Depreciation and amortization                              335        246
   Discount (accretion) amortized
     to income                                                124        171
   Origination of mortgage loans for sale                  (1,455)    (3,110)
   Proceeds from mortgage loans sold                        1,639      2,981
   Provision for losses on real
     estate and other assets                                    5        122
   (Increase) decrease in interest
     receivable                                               (42)        64
   (Decrease) increase in accrued
     interest and other liabilities                           360        120
   Other - net                                                (56)       324
                                                         --------   --------
     Total Adjustments                                       1345        998
                                                         --------   --------
NET CASH PROVIDED BY OPERATING
  ACTIVITES                                                 2,808      2,468
                                                         --------   --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in time deposits
    in banks                                                    0     (1,100)
  Proceeds from the maturities of held-to-
   maturity investment securities                           1,835      1,510
  Proceeds from the maturities of available-
   for-sale investment securities                           9,721     11,033
  Purchase of held-to-maturity
   investment securities                                        0       (253)
  Purchase of available-for-sale
    investment securities                                  (8,218)   (14,197)
  Net decrease (increase) in loans                        (14,236)    (6,367)
  Purchase of bank premise and equipment                     (369)    (2,863)
  Proceeds from sale of real estate
   and other loan related assets                              101        151
  Other                                                      (421)      (181)
                                                         --------   --------
NET CASH USED BY INVESTING ACTIVITIES                     (11,587)   (12,267)
                                                         --------   --------


See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                    10,503    (11,277)
    Dividends paid                                           (489)      (331)
    Sale of Treasury stock                                      0         15
    Repayment of borrowings                                     0     (3,083)
    Purchase minority interest                                  0       (287)
                                                         --------   --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                               10,014    (14,963)
                                                         --------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      1,235    (24,762)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                      36,448     81,552
                                                         --------   --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                            37,683   $ 56,790
                                                         ========   ========
For the three months ended March 31:
  Interest paid                                          $  2,898   $  2,959
                                                         ========   ========
  Income taxes paid                                      $      0   $      0
                                                         ========   ========
Non-Cash Transactions:
  Foreclosed properties transferred
   to other real estate and loan
   related assets                                        $322,000   $124,000

  Bank loans for other real estate
   and loan related assets sold                          $139,000   $700,000



See Notes to Interim Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The Results of Operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Merchants Bancshares, Inc. (the "Company"), for the year ended December 31, 1996.

NOTE 2.  EARNINGS PER SHARE

Earnings per share amounts have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The number of such primary shares were 1,954,970 and 1,943,137 for the periods ended March 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF STATEMENT OF INCOME


The following analysis discusses material changes in the results of operations for the first quarter of 1997 as compared to the first quarter of 1996. Merchants Bancshares, Inc. recorded earnings of $1,463,000 in the first quarter of 1997. This level of earnings represented a decrease of $7,000 from the $1,470,000 earned in the first quarter of 1996.

NET INTEREST INCOME

Net interest income increased 9.6% in the first quarter of 1997 when compared to the same quarter of 1996. The increase of $549,000 resulted from a $653,000 (7.6%) increase in interest income on earning assets, partially offset by an increase of $104,000 (3.7%) in interest expense. Higher volumes of interest earning assets, particularly loans, were the primary reasons for the increase in net interest income.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased by $355,000 for the first
quarter of 1997 compared to the first quarter of 1996.   The ratio of the
allowance for possible loan losses to outstanding loans decreased to .96% at March 31, 1997 from 1.00% at March 31, 1996.

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

                                                       FOR THE QUARTER
                                                       ENDED  MARCH 31,
                                                    -------------------------
                                                       1997          1996
                                                    -----------   -----------

Loans outstanding at period end                    $308,554,000  $244,599,000
                                                   ============  ============
Allowance at beginning of period                   $  2,713,000  $  2,411,000
                                                   ------------  ------------
Provision charged to expense                            435,000        80,000
                                                   ------------  ------------
Loans charged off:
 Commercial and industrial                              (13,000)      (14,000)
 Real estate                                            (20,000)      (15,000)
 Installment                                           (167,000)      (83,000)
                                                   ------------  ------------
  Total                                                (200,000)     (112,000)
                                                   ------------  ------------
Loans recovered:
 Commercial and industrial                                3,000        48,000
 Real estate                                              3,000         2,000
 Installment                                             18,000        24,000
                                                   ------------  ------------
  Total                                                  24,000        74,000
                                                   ------------  ------------
Net Loans recovered (charged off)                      (176,000)      (38,000)
                                                   ------------  ------------

Allowance at end of period                         $  2,972,000  $  2,453,000
                                                   ============  ============
Ratios:
 Allowance as a percent of
  loans outstanding                                         .96%         1.00%
                                                   ============  ============
 Allowance as a percent of
  nonperforming loans                                     108.2%         58.6%
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

The following table discloses information regarding non-performing assets for the indicated periods:
                                                       MARCH 31,
                                               -----------------------
                                                  1997         1996
                                               ----------   ----------

Non-accrual loans                              $2,480,000   $2,856,000
Past due 90 days or more                          266,000    1,332,000
                                               ----------   ----------
   Total                                        2,746,000    4,188,000
 Other real estate owned                          930,000    1,087,000
                                               ----------   ----------
   Total non-performing assets                 $3,676,000   $5,275,000
                                               ==========   ==========

NON-INTEREST INCOME

The components included in non-interest
 income for the indicated periods are
 as follows:

                                                   FOR THE QUARTER
                                                   ENDED MARCH 31,
                                               -----------------------
                                                  1997         1996
                                               ----------   ----------
Service charges and fees                       $1,184,000   $1,167,000
Other operating income                            291,000      232,000
Securities transactions                                 0            0
                                               ----------   ----------
   Total non-interest income                   $1,475,000   $1,399,000
                                               ==========   ==========

Non-interest income increased $76,000 or 5.4% for the first quarter of 1997 over the first quarter of 1996. This increase is primarily due to higher levels of transactional fees.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE

Non-interest expense increased by 5.9% for the first quarter of 1997 over the first quarter of 1996. The totals were as follows:

                                                   FOR THE QUARTER
                                                   ENDED MARCH 31,
                                               -----------------------
                                                  1997         1996
                                               ----------   ----------

Salaries and employee benefits                 $2,812,000   $2,798,000
Furniture, equipment and occupancy
 expense                                          960,000      724,000
Other operating expenses                        1,432,000    1,390,000
                                               ----------   ----------
 Total non-interest expenses                   $5,204,000   $4,912,000
                                               ==========   ==========

Salaries and employee benefits are the most significant operating expenses of the Company. These expenses increased by $14,000 or .5% for the first quarter of 1997 as compared to the first quarter of 1996.

Furniture, equipment and occupancy expense increased by 32.6% for the first quarter of 1997 over the first quarter of 1996. Other operating expenses increased by 3.0% for the first quarter of 1997 over the comparable period of 1996. The increases in non-interest expenses are primarily attributable to the opening of two additional branch facilities in the latter part of 1996.

The major components of other operating expenses are legal and accounting fees, data processing, supplies and advertising expenses. Also included are expenses related to real estate held for sale and other loan-related assets acquired through foreclosure.


                           ANALYSIS OF BALANCE SHEET

EARNING ASSETS

When comparing the total of earning assets at March 31, 1997, to the total at December 31, 1996, earning assets increased 3.4%. The increase of $15,165,000 was due to increases of $5,100,000 and $14,030,000 in federal funds sold and loans, respectively. The increases were partially offset by a decrease of $3,965,000 in investment securities.

Included in the total of earning assets at March 31, 1997 are loans totaling $2,480,000 which are on a non-accrual status. This compares to non-accrual loans totaling $2,856,000 and $2,129,000 at March 31, 1996 and December 31, 1996, respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by 2.4% from December 31, 1996 to March 31, 1997, compared to a decrease of 2.6% from December 31, 1995, to March 31, 1996. Non-interest bearing deposits decreased 1.4% from December 31, 1996 to March 31, 1997, while interest bearing deposits increased 4.0% for the same period.

CAPITAL

Shareholders' equity increased $642,000, or 1.2% for the three months ended March 31, 1997, as compared to an increase of .8% for the three months ended March 31, 1996. The ratio of shareholders' equity to total assets was 10.7% on March 31, 1997, as compared to 10.8% on December 31, 1996.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At March 31, 1997, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 16.51% and 17.43%, respectively. The Company's Subsidiary Bank at March 31, 1996 had core capital of 15.30% and total capital of 16.23% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At March 31, 1997, the Company's Leverage Ratio was 10.49%. A similar leverage ratio applicable to the Company's Subsidiary Bank has been adopted by the FDIC. At March 31, 1997, the Company's Subsidiary Bank's ratio was 9.72%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and its Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of March 31, 1997, the liquidity level of the Subsidiary Bank was 33.3%.

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

         Not applicable

Item 5.  Other information.

         Not applicable

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits
              27.1   Financial Data Schedule
         (b)  Reports of Form 8-K
              No reports on Form 8-K were filed during the period ending March 31, 1997.

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                              DESCRIPTION


     Exhibit 27.1                        Financial Data Schedule

                                         The required Financial Data Schedule
                                         has been included as Exhibit 27.1 of
                                         the Form 10-Q filed electronically with
                                         the Securities and Exchange Commission.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCHANTS BANCSHARES, INC.



     Date:  April 30, 1997                BY:  /s/J. W. Lander, Jr.
                                              ---------------------------
                                              J.W. Lander, Jr., Chairman



     Date:  April 30, 1997                BY:  /s/J. W. Lander, III
                                              ---------------------------
                                              J.W. Lander, III, President
                                              (principal financial and
                                              chief accounting officer)