Form 10-Q
period 1997-06-30
MERCHANTS BANCSHARES INC /TX/
filed 1997-08-11
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 30, 1997
                                    -------------

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

As of August 1, 1997, Registrant had outstanding 1,951,839 shares of its $1.00 par value per share common stock.

                          MERCHANTS BANCSHARES, INC.
                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The June 30,1997 and 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.


                                                                            PAGE
                                                                             NO.

       Consolidated Balance Sheets at June 30 and
         at December 31,1996...............................................   3

       Consolidated Statement of Income for the Three Months
         Ended June 30, 1997 and 1996......................................   4

       Consolidated Statement of Income for the Six Months
         Ended June 30,1997 and 1996.......................................   5

       Consolidated Statement of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996......................................   6

       Notes to Interim Consolidated Financial Statements
         for the Period Ended June 30,1997.................................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................   9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  14


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................  15

ITEM 2.  CHANGE IN SECURITIES..............................................  15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  15

ITEM 5.  OTHER INFORMATION.................................................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

ASSETS
                                  June 30,       December 31,
                                    1997             1996
                                  --------       ------------

Cash and due from banks           $ 33,054         $ 30,073
Time deposits in banks               1,500            1,000
Federal funds sold                  16,125            6,375
Investment securities:
 Available-for-Sale                111,331          123,076
 Held-to-Maturity                   18,246           20,196
Loans, net of allowance for
 credit losses                     315,941          291,811
Bank premises and equipment         14,888           14,797
Accrued interest receivable          3,643            3,663
Other assets                         4,165            3,579
                                  --------         --------
  Total Assets                    $518,893         $494,570
                                  ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing             $137,235         $129,314
 Interest bearing                  323,771          309,729
                                  --------          -------
                                   461,006          439,043
Accrued interest, taxes and
 other liabilities                   2,343            2,016
                                  --------          -------
 Total Liabilities                 463,349          441,059
                                  --------          -------
Stockholders' Equity:
 Common stock                        1,978            1,978
 Paid-in capital                    25,767           25,767
 Retained earnings                  28,150           25,954
 Unrealized securities gains
  (losses)                             (29)              81
                                  --------          -------
                                    55,866           53,780
Less cost of stock held in
  treasury:
 Common Stock                         (322)            (269)
                                  --------          -------
  Total Stockholders' Equity        55,544           53,511
                                  --------          -------
   Total Liabilities and
    Stockholders' Equity          $518,893         $494,570
                                  ========         ========

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                             -------------------
                                               1997       1996
                                             --------   --------
Interest Income:
 Interest and fees on loans                  $7,388      $6,018
 Investment securities:
  Taxable                                     1,790       2,043
  Non-taxable                                   210         230
 Interest bearing deposits with bank              0          66
 Time deposits with banks                        17          23
 Federal funds sold                             265         292
                                             ------      ------
  Total Interest Income                       9,670       8,672
                                             ------       -----

Interest Expense:
 Interest bearing deposits                    3,015       2,686
                                             ------      ------
    Total Interest Expense                    3,015       2,686
                                             ------      ------

Net interest income                           6,655       5,986
Provision for possible credit losses            435          82
                                             ------      ------
Net interest income after provision
 for credit losses                            6,220       5,904
                                             ------      ------

Non-Interest Income:
 Service charges and fees                     1,188       1,136
 Other operating income                         340         217
 Securities gains (losses)                        0           0
                                             ------      ------

  Total Non-Interest Income                   1,528       1,353
                                             ------      ------

Non-Interest Expense:
 Salaries and employee benefits               2,820       2,984
 Furniture, equipment and
  occupancy expense                             988         845
 Other operating expenses                     1,320       1,323
                                             ------      ------

  Total Non-Interest Expense                  5,128       5,152
                                             ------      ------

Income before income taxes                    2,620       2,105
Income taxes                                    812         640
                                             ------      ------

Net Income                                   $1,808      $1,465
                                             ======      ======

Per Share:
 Net Income                                  $  .93      $  .75
                                             ======      ======
 Dividends - Common Stock                    $  .30      $  .20
                                             ======      ======

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                              ----------------
                                                1997     1996
                                              -------  -------
Interest Income:
 Interest and fees on loans                   $14,292  $11,657
 Investment securities:
  Taxable                                       3,609    4,055
  Non-taxable                                     430      461
 Interest bearing deposits with
  bank                                              0      203
 Time deposits with banks                          30       51
 Federal funds sold                               514      797
                                              -------  -------
  Total Interest Income                        18,875   17,224
                                              -------  -------

Interest Expense:
 Interest bearing deposits                      5,948    5,506
 Borrowed funds                                     0        9
                                              -------  -------
 Total Interest Expense                         5,948    5,515
                                              -------  -------

Net interest income                            12,927   11,709
Provision for possible credit
 losses                                           870       62
                                              -------  -------

Net interest income after provision
 for credit losses                             12,057   11,547
                                              -------  -------

Non-Interest Income:
 Service charges and fees                       2,372    2,303
 Other operating income                           630      449
 Securities gains (losses)                          0        0
                                              -------  -------

  Total Non-Interest Income                     3,002    2,752
                                              -------  -------

Non-Interest Expense:
 Salaries and employee benefits                 5,632    5,782
 Furniture, equipment and
  occupancy expense                             1,948    1,569
 Other operating expenses                       2,752    2,713
                                              -------  -------

  Total Non-Interest Expense                   10,332   10,064
                                              -------  -------

Income before income taxes                      4,727    4,235
Income taxes                                    1,457    1,300
                                              -------  -------

Net Income                                    $ 3,270  $ 2,935
                                              =======  =======

Per Share:
 Net Income                                   $  1.67  $  1.51
                                              =======  =======
 Dividends - Common Stock                     $   .55  $   .37
                                              =======  =======

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $  3,270   $  2,935

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Provision for credit losses                               870        163
   Depreciation and amortization                             908        847
   Origination of mortgage loans for sale                 (5,430)    (6,148)
   Proceeds from mortgage loans sold                       4,821      6,126
   Provision for losses on real
     estate and other assets                                   5        124
   (Increase) decrease in interest
     receivable                                               20         16
   (Decrease) increase in accrued
     interest and other liabilities                           (2)      (466)
   Other - net                                               (19)         2
                                                        --------   --------

NET CASH PROVIDED BY OPERATING
  ACTIVITES                                                4,443      3,599
                                                        --------   --------


 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in time deposits
    in banks                                                   0     (1,900)
  Proceeds from the maturities of held-to-
   maturity investment securities                          1,935      1,660
  Proceeds from the maturities of available-
   for-sale investment securities                         19,580     19,317
  Purchase of held-to-maturity
   investment securities                                       0     (1,368)
  Purchase of available-for-sale
    investment securities                                 (8,218)   (20,213)
  Net decrease (increase) in loans                       (24,199)   (25,013)
  Purchase of bank premise and equipment                    (730)    (3,731)
  Proceeds from sale of real estate
   and other loan related assets                             212        200
  Other                                                     (628)      (772)
                                                        --------   --------

NET CASH USED BY INVESTING ACTIVITIES                    (12,048)   (31,820)
                                                        --------   --------

See Notes to Interim Consolidated Financial Statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ------------------
                                                      1997      1996
                                                    -------   --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits              21,963    (10,802)
    Dividends paid                                   (1,074)      (720)
    Sale of Treasury stock                                0         30
    Purchase of Treasury stock                          (53)         0
    Repayment of borrowings                               0     (3,083)
    Purchase minority interest                            0       (287)
                                                    -------   --------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                         20,836    (14,862)
                                                    -------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               13,231    (43,083)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                37,448     81,552
                                                    -------   --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                      50,679   $ 38,469
                                                    =======   ========

For the six months ended June 30:
  Interest paid                                     $ 5,898   $  5,667
                                                    =======   ========

  Income taxes paid                                 $ 1,800   $  1,200
                                                    =======   ========

Non-Cash Transactions:
  Foreclosed properties transferred
   to other real estate and loan
   related assets                                   $   482   $    589
                                                    =======   ========

  Bank loans for other real estate
   and loan related assets sold                     $   139   $    700
                                                    =======   ========

See Notes to Interim Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Merchants Bancshares, Inc. (the "Company"), for the year ended December 31, 1996.

NOTE 2.   EARNINGS PER SHARE

Earnings per share amounts have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The number of such primary shares were 1,953,926 and 1,943,720 for the six months ended June 30,1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF STATEMENT OF INCOME
-------------------------------

The following analysis discusses material changes in the results of operations for the second quarter of 1997 compared to the second quarter of 1996 and the first six months of 1997 as compared to the first six months of 1996. The Company recorded earnings of $1,808,000 in the second quarter of 1997 and $3,270,000 in the first six months of 1997 compared to $1,465,000 in the second quarter of 1996 and $2,935,000 in the first six months of 1996.

NET INTEREST INCOME
-------------------

Net interest income increased 11.2% in the second quarter of 1997 when compared to the same period in 1996 and increased by 10.4% during the first six months of 1997 as compared to the first six months of 1996.

The increase of $1,218,000 for the first six months of 1997 over the same period in 1996 resulted from a $1,651,000 (9.6%) increase in interest income on earning assets, partially offset by an increase of $433,000 (7.9%) in interest expense. Higher volumes of interest earning assets, particularly loans, were the primary reasons for the increase in net interest income.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR CREDIT LOSSES
---------------------------

The provision for credit losses increased by $353,000 for the second quarter of 1997 compared to the second quarter of 1996 and increased by $708,000 for the first six months of 1997 as compared to the same period in 1996. The provision for credit losses for the first six months of 1997 was offset by $314,000 in net losses charged to the allowance as compared with net losses of $71,000 for the same period in 1996. The primary reason for the increased provision is the increase in loan volumes. The ratio of the allowance for credit losses to outstanding loans was 1.02% on June 30, 1997, as compared to .95% on June 30, 1996.

The Subsidiary Bank's policy is to maintain a level in the allowance for credit losses that is adequate to cover the loan losses sustained plus provide for any future possible losses on problem loans. The adequacy of the allowance is continually monitored and management considers the current level to be appropriate based on an evaluation of the Subsidiary Bank's loan portfolio. The transactions in the allowance for credit losses were as follows:

---------------------------------------

                                              FOR THE SIX MONTHS
                                                ENDED  JUNE 30,
                                           -------------------------
                                               1997          1996
                                           ------------   ----------

Loans outstanding at period end            $319,210,000   $263,290,000
                                           ============   ============

Allowance at beginning of period           $  2,713,000   $  2,411,000
                                           ------------   ------------

Provision charged to expense                    870,000        162,000
                                           ------------   ------------
Loans charged off:
 Commercial and industrial                     (151,000)       (24,000)
 Real estate                                    (49,000)       (15,000)
 Installment                                   (218,000)      (134,000)
                                           ------------   ------------
  Total                                        (418,000)      (173,000)
                                           ------------   ------------
Loans recovered:
 Commercial and industrial                       22,000         59,000
 Real estate                                      6,000          8,000
 Installment                                     76,000         35,000
                                           ------------   ------------
  Total                                         104,000        102,000
                                           ------------   ------------
Net Loans recovered (charged off)              (314,000)       (71,000)
                                           ------------   ------------
Allowance at end of period                 $  3,269,000   $  2,502,000
                                           ============   ============

Ratios:
 Allowance as a percent of
  loans outstanding                                1.02%           .95%
                                           ============   ============
 Allowance as a percent of
  nonperforming loans                             104.9%          88.5%
                                           ============   ============

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

---------------------------------

The following table discloses information regarding non-performing assets for the indicated periods:

                                                     JUNE 30,
                                               ----------------------
                                                  1997        1996
                                               ----------  ----------

Non-accrual loans                              $2,421,000  $2,061,000
Past due 90 days or more                          694,000     767,000
                                               ----------  ----------
 Total                                          3,115,000   2,828,000
 Other real estate owned                          996,000   1,428,000
                                               ----------  ----------
 Total non-performing assets                   $4,111,000  $4,256,000
                                               ==========  ==========

NON-INTEREST INCOME
-------------------

The components included in non-interest income for the indicated periods are as follows:

                                                  FOR THE QUARTER
                                                   ENDED JUNE 30,
                                               ----------------------
                                                  1997        1996
                                               ----------  ----------
Service charges and fees                       $1,188,000  $1,136,000
Other operating income                            340,000     217,000
Securities transactions                                 0           0
                                               ----------  ----------
Total non-interest income                      $1,528,000  $1,353,000
                                               ==========  ==========


                                                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,
                                               ----------------------
                                                   1997        1996
                                               ----------  ----------

Service charges and fees                       $2,372,000  $2,303,000
Other operating income                            630,000     449,000
Securities transactions                                 0           0
                                               ----------  ----------
Total non-interest income                      $3,002,000  $2,752,000
                                               ==========  ==========

Noninterest income increased $175,000 or 12.9% for the second quarter of 1997 compared to the same period in 1996 and increased $250,000 or 9.1% for the first six months of 1997 compared to the first six months of 1996. The increases in other operating income are primarily due to increased volumes of fees charged for non-sufficient funds and ATM fees.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased by .5% for the second quarter of 1997 over the second quarter of 1996 and increased 2.7% for the first six months of 1997 compared to the first six months of 1996. The totals were as follows:


                                                FOR THE QUARTER
                                                ENDED JUNE 30,
                                         --------------------------
                                            1997            1996
                                         -----------    -----------

Salaries and employee benefits           $ 2,820,000    $ 2,984,000
Furniture, equipment and occupancy
 expense                                     988,000        845,000
Other operating expenses                   1,320,000      1,323,000
                                         -----------    -----------
 Total non-interest expenses             $ 5,128,000    $ 5,152,000
                                         ===========    ===========


                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
                                         --------------------------
                                            1997            1996
                                         -----------     ----------

Salaries and employee benefits           $ 5,632,000    $ 5,782,000
Furniture, equipment and occupancy
 expense                                   1,948,000      1,569,000
Other operating expenses                   2,752,000      2,713,000
                                         -----------    -----------
 Total non-interest expenses             $10,332,000    $10,064,000
                                         ===========    ===========

Salaries and employee benefits are the most significant operating expenses of the Company. These expenses decreased by 5.5% and 2.6% for the second quarter and the first six months of 1997, respectively, as compared to the same periods in 1996 and are attributable to staff reduction.

Furniture, equipment and occupancy expenses increased by 16.9% for the second quarter of 1997 as compared to the second quarter of 1996 and increased by 24.2% for the first six months of 1997 compared to the same period in 1996. The opening of two branch facilities in the latter part of 1996 is responsible for the increases. Other operating expenses remained virtually the same for the second quarter and first six months comparisons.


                           ANALYSIS OF BALANCE SHEET

EARNING ASSETS

When comparing the total of earning assets at June 30, 1997, to the total at December 31, 1996, earning assets increased 4.7%. The increase of $20,685,000 was due to increases of $500,000, $9,750,000 and $24,130,000 in time deposits, federal funds sold and loans, respectively. The increases were partially offset by a decrease of $13,695,000 in investment securities.

Included in the total of earning assets at June 30, 1997 are loans totaling $2,421,000 which are on a non-accrual status. This compares to non-accrual loans totaling $2,061,000 and $2,129,000 at June 30, 1996 and December 31, 1996,
respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by 5.0% from December 31, 1996 to June 30, 1997, compared to a decrease of 2.5% from December 31, 1995, to June 30, 1996. Non-interest bearing deposits increased 6.1% from December 31, 1996 to June 30, 1997, while interest bearing deposits increased 4.5% for the same period.

CAPITAL

Shareholders' equity increased $2,033,000, or 3.8% for the six months ended June 30, 1997, as compared to an increase of $853,000 for the six months ended June 30, 1996. The ratio of shareholders' equity to total assets was 10.7% on June 30, 1997, as compared to 10.8% on December 31, 1996 and 10.6% on June 30, 1996.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At June 30, 1997, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 16.20% and 17.18%, respectively. The Subsidiary Bank at June 30, 1997 had core capital of 14.95% and total capital of 15.93% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At June 30, 1997, the Company's Leverage Ratio was 10.59%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At June 30, 1997, the Subsidiary Bank's ratio was 9.79%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and the Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of June 30, 1997, the liquidity level of the Subsidiary Bank was 33.28%.

The Company believes that both it and the Subsidiary Bank have sufficient capital and financial resources to meet its current and anticipated capital commitments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not Applicable.

PART II - OTHER INFORMATION


Item 1.  Legal proceedings.

         Not applicable

Item 2.  Changes in securities.

         Not applicable

Item 3.  Defaults upon senior securities.

         Not applicable

Item 4.  Submission of matters to a vote of security holders.

     (a) The Company's annual meeting of shareholders was held May 20, 1997.

     (c) (1)  The shareholders elected the following directors at the meeting:

                               VOTES FOR   VOTES AGAINST      ABSTENTIONS
                               --------------------------------------------

          Norman H. Bird       1,337,292        0              7,170
          Donald R. Harding    1,337,292        0              7,170
          J. W. Lander, Jr.    1,337,292        0              7,170
          J. W. Lander,III     1,337,292        0              7,170

          (2) At the meeting the shareholders ratified the adoption of the Company's 1997 Flexible Incentive Plan:

                                VOTES FOR   VOTES AGAINST      ABSTENTIONS
                               --------------------------------------------

                               1,324,192       5,930            7,170


Item 5. Other information.

        Not applicable

Item 6. Exhibits and reports on Form 8-K.

       (a) Exhibits
           27.1 Financial Data Schedule
       (b) Reports of Form 8-K
           No reports on Form 8-K were filed during the period ending June 30, 1997.

                               INDEX TO EXHIBITS



                                           (If applicable)
                                        Incorporated by reference from
                                        ------------------------------

EXHIBIT NUMBER AND DESCRIPTION                  FORM    DATE   FILE NO.  EXHIBIT
--------------------------------                ----    ----   --------  -------
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

   2.1    Agreement and Plan of Reorganization   S-4  11/25/94  33-86750   2.1

(3) Articles of Incorporation and Bylaws

   3.1    Articles of Incorporation, together
          with amendments thereto                8-K  04/23/96   0-11033   3(i)

   3.2    Bylaws of the Registrant               8-K  04/23/96   0-11033   3(ii)

(4) Instruments defining rights of security holders, including indentures

    4.1   Form of specimen certificate representing
          the Common Stock, par value $1.00 per
          share of the Registrant               N/A      N/A       N/A       N/A

(10)       Material contracts

   10.3    Merchants Bancshares, Inc.
           401 (k) Plan                         10-K  12/31/89   0-11033   10.3

   10.4    Merchants Bancshares, Inc.
           Defined Benefit Pension Plan         10-K  12/31/94   0-11033   10.4

   10.5    Merchants Bancshares, Inc.
           1997 Flexible Incentive Plan          N/A     N/A       N/A      N/A

 (27)      Financial Data Schedule

   27.1    Financial Data Schedule               N/A     N/A       N/A      N/A

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCHANTS BANCSHARES, INC.



     Date:  July 31, 1997                   BY: /s/J. W. Lander, Jr.
                                                ---------------------------
                                                J.W. Lander, Jr., Chairman



     Date:  July 31, 1997                   BY: /s/J. W. Lander, III
                                                ---------------------------
                                                J. W. Lander, III, President
                                                (principal financial and chief
                                                 accounting officer)