Form 10-Q
period 1997-09-30
MERCHANTS BANCSHARES INC /TX/
filed 1997-11-03
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
       X    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
     -----  Exchange Act of 1934

            For the quarterly period ended SEPTEMBER 30, 1997

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

                                Yes      X    No
                                        ----     ----

As of November 1, 1997, Registrant had outstanding 1,951,839 shares of its $1.00 par value per share common stock.

                           MERCHANTS BANCSHARES, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The September 30, 1997 and 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

                                                                    PAGE
                                                                     No.

         Consolidated Balance Sheet at September 30, 1997 and
           at December 31, 1996...................................... 3

         Consolidated Statement of Income for the Three Months
           Ended September 30, 1997 and 1996......................... 4

         Consolidated Statement of Income for the Nine Months
           Ended September 30, 1997 and 1996......................... 5

         Consolidated Statement of Cash Flows for the Nine Months
           Ended September 30, 1997 and 1996......................... 6

         Notes to Interim Consolidated Financial Statements
           for the Period Ended September 30, 1997................... 8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS............................................. 9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................14


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS...........................................15

ITEM 2.  CHANGE IN SECURITIES........................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15

ITEM 5.  OTHER INFORMATION...........................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

ASSETS
                                      September 30,     December 31,
                                           1997              1996
                                     -------------     ------------

Cash and due from banks              $   27,357       $     30,073
Time deposits in banks                    1,000              1,000
Federal funds sold                       13,550              6,375
Investment securities:
 Available-for-Sale                     103,379            123,076
 Held-to-Maturity                        18,730             20,196
Loans, net of allowance for
 credit losses                          331,872            291,811
Bank premises and equipment              14,893             14,797
Accrued interest receivable               3,545              3,663
Other assets                              4,122              3,579
                                     ----------       ------------
  Total Assets                       $  518,448       $    494,570
                                     ==========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                $  132,304       $    129,314
 Interest bearing                       326,727            309,729
                                     ----------       ------------
                                        459,031            439,043
Accrued interest, taxes and
 other liabilities                        2,276              2,016
                                     ----------       ------------
 Total Liabilities                      461,307            441,059
                                     ----------       ------------
Stockholders' Equity:
 Common stock                             1,978              1,978
 Paid-in capital                         25,767             25,767
 Retained earnings                       29,577             25,954
 Unrealized securities gains (losses)       141                 81
                                     ----------       ------------
                                         57,463             53,780
Less cost of stock held in treasury:
 Common Stock                              (322)              (269)
                                     ----------       ------------
  Total Stockholders' Equity             57,141             53,511
                                     ----------       ------------
   Total Liabilities and
    Stockholders' Equity             $  518,448       $    494,570
                                     ==========       ============

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        -------------------
                                                          1997        1996
                                                        --------   --------
Interest Income:
 Interest and fees on loans                             $  7,906   $  6,423
 Investment securities:
  Taxable                                                  1,648      1,961
  Non-taxable                                                208        237
 Interest bearing deposits with bank                           0          7
 Time deposits with banks                                     20         35
 Federal funds sold                                          257        209
                                                         -------    -------
  Total Interest Income                                   10,039      8,872
                                                         -------    -------
Interest Expense:
 Interest bearing deposits                                 3,114      2,787
                                                         -------    -------
 Total Interest Expense                                    3,114      2,787
                                                         -------    -------
Net interest income                                        6,925      6,085
Provision for possible credit losses                         435        178
                                                         -------    -------
Net interest income after provision
 for credit losses                                         6,490      5,907
                                                         -------    -------
Non-Interest Income:
 Service charges and fees                                  1,208      1,206
 Other operating income                                      478        241
 Securities gains (losses)                                     0          0
                                                         -------    -------
  Total Non-Interest Income                                1,686      1,447
                                                         -------    -------
Non-Interest Expense:
 Salaries and employee benefits                            2,823      2,832
 Furniture, equipment and
  occupancy expense                                        1,018        879
 Other operating expenses                                  1,401      1,344
                                                         -------    -------
  Total Non-Interest Expense                               5,242      5,055
                                                         -------    -------
Income before income taxes                                 2,934      2,299
Income taxes                                                 922        715
                                                         -------    -------
Net Income                                              $  2,012   $  1,584
                                                         =======    =======
Per Share:
 Net Income                                             $   1.03   $    .81
                                                         =======    =======
 Dividends - Common Stock                               $    .30   $    .20
                                                         =======    =======

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ------------------
                                                     1997       1996
                                                   -------    -------
Interest Income:
 Interest and fees on loans                        $ 22,198  $ 18,080

 Investment securities:
   Taxable                                            5,257     6,016
   Non-taxable                                          639       698
 Interest bearing deposits with bank                      0       210
 Time deposits with banks                                50        86
 Federal funds sold                                     770     1,006
                                                     ------    ------
   Total Interest Income                             28,914    26,096
                                                     ------    ------

Interest Expense:
 Interest bearing deposits                            9,061     8,293
 Borrowed funds                                           0         9
                                                     ------    ------
   Total Interest Expense                             9,061     8,302
                                                     ------    ------

Net interest income                                  19,853    17,794
Provision for possible credit losses                  1,305       340
                                                     ------    ------

Net interest income after provision
 for credit losses                                   18,548    17,454
                                                     ------    ------
Non-Interest Income:
 Service charges and fees                             3,580     3,509
 Other operating income                               1,109       690
 Securities gains (losses)                                0         0
                                                     ------    ------
   Total Non-Interest Income                          4,689     4,199
                                                     ------    ------
Non-Interest Expense:
 Salaries and employee benefits                       8,455     8,614
 Furniture, equipment and
  occupancy expense                                   2,966     2,448
 Other operating expenses                             4,154     4,057
                                                     ------    ------
   Total Non-Interest Expense                        15,575    15,119
                                                     ------    ------
Income before income taxes                            7,662     6,534
Income taxes                                          2,380     2,015
                                                     ------    ------
Net Income                                         $  5,282  $  4,519
                                                     ======    ======
Per Share:
 Net Income                                        $   2.70  $   2.32
                                                     ======    ======
 Dividends - Common Stock                          $    .85  $    .57
                                                     ======    ======

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                 ------------------
                                                   1997       1996
                                                 --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $  5,282    $  4,519

ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Provision for credit losses                     1,305         340
  Depreciation and amortization                   1,458       1,286
  Origination of mortgage loans for sale         (8,903)     (8,270)
  Proceeds from mortgage loans sold               8,215       8,462
  Provision for losses on real
   estate and other assets                            5         125
  (Increase) decrease in interest
   receivable                                       118         (15)
  (Decrease) increase in accrued
   interest and other liabilities                  (235)       (122)
  Other - net                                      (145)        (45)
                                               --------    --------
NET CASH PROVIDED BY OPERATING
 ACTIVITES                                        7,100       6,280
                                               --------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in time deposits
   in banks                                           0        (602)
 Proceeds from the maturities of held-to-
  maturity investment securities                  2,455       2,125
 Proceeds from the maturities of available-
  for-sale investment securities                 32,397      28,752
 Proceeds from the sale of available-
   for-sale investment securities                    68       2,003
 Purchase of held-to-maturity
  investment securities                          (1,011)     (1,368)
 Purchase of available-for-sale
   investment securities                        (12,985)    (23,383)
 Net decrease (increase) in loans               (40,286)    (38,323)
 Purchase of bank premise and equipment          (1,160)     (5,718)
 Proceeds from sale of premises and equipment       232         118
 Proceeds from sale of real estate
  and other loan related assets                     281         276
 Other                                             (908)     (1,207)
                                               --------    --------
NET CASH USED BY INVESTING ACTIVITIES           (20,917)    (37,327)
                                               --------    --------

See Notes to Interim Consolidated Financial Statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     ------------------
                                                       1997       1996
                                                     -------    -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits               19,988        332
    Dividends paid                                    (1,659)    (1,109)
    Sale of Treasury stock                                 0         30
    Purchase of Treasury stock                           (53)         0
    Repayment of borrowings                                0     (3,083)
    Purchase minority interest                             0       (287)
                                                     -------   --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          18,276     (4,117)
                                                     -------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 4,459    (35,164)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                 36,448     81,552
                                                     -------   --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                      $40,907   $ 46,388
                                                     =======   ========
For the nine months ended September 30:
  Interest paid                                      $ 9,003   $  8,429
                                                     =======   ========

  Income taxes paid                                  $ 2,800   $  1,835
                                                     =======   ========
Non-Cash Transactions:
  Foreclosed properties transferred
   to other real estate and loan
   related assets                                    $   622   $    681
                                                     =======   ========
  Bank loans for other real estate
   and loan related assets sold                      $   211   $    746
                                                     =======   ========

See Notes to Interim Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Merchants Bancshares, Inc. (the "Company"), for the year ended December 31, 1996.

NOTE 2.   EARNINGS PER SHARE

Earnings per share amounts have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The number of such primary shares were 1,953,230 and 1,944,137 for the nine months ended September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF STATEMENT OF INCOME

The following analysis discusses material changes in the results of operations for the third quarter of 1997 compared to the third quarter of 1996 and the first nine months of 1997 as compared to the first nine months of 1996. The Company recorded earnings of $2,012,000 in the third quarter of 1997 and $5,282,000 in the first nine months of 1997 compared to $1,584,000 in the third quarter of 1996 and $4,519,000 in the first nine months of 1996.

NET INTEREST INCOME

Net interest income increased 13.8% in the third quarter of 1997 when compared to the same period in 1996 and increased by 11.6% during the first nine months of 1997 as compared to the first nine months of 1996.

The increase of $2,059,000 for the first nine months of 1997 over the same period in 1996 resulted from a $2,818,000 (10.8%) increase in interest income on earning assets, partially offset by an increase of $759,000 (9.1%) in interest expense. Higher volumes of interest earning assets, particularly loans, were the primary reasons for the increase in net interest income.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin.

PROVISION FOR CREDIT LOSSES

The provision for credit losses increased by $257,000 for the third quarter of 1997 compared to the third quarter of 1996 and increased by $965,000 for the first nine months of 1997 as compared to the same period in 1996. The provision for credit losses for the first nine months of 1997 was offset by $530,000 in net losses charged to the allowance as compared with net losses of $188,000 for the same period in 1996. The primary reason for the increased provision is the increase in loan volumes. The ratio of the allowance for credit losses to outstanding loans was 1.04% on September 30, 1997, as compared to .93% on September 30, 1996.

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

                                          FOR THE NINE MONTHS
                                          ENDED  SEPTEMBER 30,
                                     ---------------------------
                                         1997           1996
                                     -------------  ------------

Loans outstanding at period end       $335,360,000  $276,591,000
                                      ============  ============

Allowance at beginning of period      $  2,713,000  $  2,411,000
                                      ------------  ------------

Provision charged to expense             1,305,000       340,000
                                      ------------  ------------
Loans charged off:
 Commercial and industrial                (223,000)     (114,000)
 Real estate                              (146,000)      (15,000)
 Installment                              (329,000)     (190,000)
                                      ------------  ------------
   Total                                  (698,000)     (319,000)
                                      ------------  ------------
Loans recovered:
 Commercial and industrial                  55,000        69,000
 Real estate                                10,000        17,000
 Installment                               103,000        45,000
                                      ------------  ------------
   Total                                   168,000       131,000
                                      ------------  ------------
Net Loans recovered (charged off)         (530,000)     (188,000)
                                      ------------  ------------
Allowance at end of period            $  3,488,000  $  2,563,000
                                      ============  ============

Ratios:
 Allowance as a percent of
  loans outstanding                           1.04%          .93%
                                      ============  ============
 Allowance as a percent of
  nonperforming loans                        108.5%         77.6%
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

The following table discloses information regarding non-performing assets for the indicated periods:

                                                   September 30,
                                              -----------------------
                                                  1997          1996
                                              -----------  ----------

Non-accrual loans                              $2,473,000  $2,185,000
Past due 90 days or more                          741,000   1,119,000
                                               ----------  ----------
 Total                                          3,214,000   3,304,000
 Other real estate owned                          936,000   1,430,000
                                               ----------  ----------
 Total non-performing assets                   $4,150,000  $4,734,000
                                               ==========  ==========

NON-INTEREST INCOME

The components included in non-interest income for the indicated periods are as follows:

                                                   FOR THE QUARTER
                                                 ENDED SEPTEMBER 30,
                                             -------------------------
                                                  1997         1996
                                             ------------  -----------

Service charges and fees                     $  1,208,000  $ 1,206,000
Other operating income                            478,000      241,000
Securities transactions                                 0            0
                                                ---------   ----------
  Total non-interest income                  $  1,686,000  $ 1,447,000
                                               ==========  ===========


                                                FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                             -------------------------
                                                  1997         1996
                                             ------------  -----------

Service charges and fees                     $  3,580,000  $ 3,509,000
Other operating income                          1,109,000      690,000
Securities transactions                                 0            0
                                             ------------  -----------
  Total non-interest income                  $  4,689,000  $ 4,199,000
                                             ============  ===========


Noninterest income increased $239,000 or 16.5% for the third quarter of 1997 compared to the same period in 1996 and increased $490,000 or 11.7% for the first nine months of 1997 compared to the first nine months of 1996. The increases in other operating income are primarily due to increased volumes of fees charged for non-sufficient funds and ATM fees.

The Company maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE

Non-interest expense increased by 3.7% for the third quarter of 1997 over the third quarter of 1996 and increased 3.0% for the first nine months of 1997 compared to the first nine months of 1996. The totals were as follows:


                                                FOR THE QUARTER
                                               ENDED SEPTEMBER 30,
                                         -----------------------------
                                             1997              1996
                                         -----------       -----------

Salaries and employee benefits           $ 2,823,000      $  2,832,000
Furniture, equipment and occupancy
 expense                                   1,018,000           879,000
Other operating expenses                   1,401,000         1,344,000
                                         -----------      ------------
 Total non-interest expenses             $ 5,242,000      $  5,055,000
                                         ===========      ============


                                              FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                         -----------------------------
                                             1997              1996
                                         -----------       -----------
Salaries and employee benefits           $ 8,455,000      $  8,614,000
Furniture, equipment and occupancy
 expense                                   2,966,000         2,448,000
Other operating expenses                   4,154,000         4,057,000
                                         -----------      ------------
 Total non-interest expenses             $15,575,000      $ 15,119,000
                                         ===========      ============


Salaries and employee benefits are the most significant operating expenses of the Company. These expenses decreased by .3% and 1.9% for the third quarter and the first nine months of 1997, respectively, as compared to the same periods in 1996 and are attributable to staff reduction.

Furniture, equipment and occupancy expenses increased by 15.8% for the third quarter of 1997 as compared to the third quarter of 1996 and increased by 21.2% for the first nine months of 1997 compared to the same period in 1996. The opening of two branch facilities in the latter part of 1996 is responsible for the increases. Other operating expenses increased 4.2% and 2.4% for the third quarter and first nine months of 1997 as compared to the previous year.


                           ANALYSIS OF BALANCE SHEET

EARNING ASSETS

When comparing the total of earning assets at September 30, 1997, to the total at December 31, 1996, earning assets increased 6.1%. The increase of $26,848,000 was due to increases of $7,175,000 and $40,836,000 in federal funds sold and loans, respectively. The increases were partially offset by a decrease of $21,163,000 in investment securities. The majority of the increase in loans is attributable to the two branch facilities which were opened in the latter part of 1996.

Included in the total of earning assets at September 30, 1997 are loans totaling $2,473,000 which are on a non-accrual status. This compares to non-accrual loans totaling $2,185,000 and $2,129,000 at September 30, 1996 and December 31, 1996, respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by 4.6% from December 31, 1996 to September 30, 1997, compared to a increase of .1% from December 31, 1995, to September 30, 1996. Non-interest bearing deposits increased 2.3% from December 31, 1996 to September 30, 1997, while interest bearing deposits increased 5.5% for the same period.

CAPITAL

Shareholders' equity increased $3,630,000, or 6.8% for the nine months ended September 30, 1997, as compared to an increase of $2,274,000 for the first nine months ended September 30, 1996. The ratio of shareholders' equity to total assets was 11.0% on September 30, 1997, as compared to 10.8% on December 31, 1996 and 10.6% on September 30, 1996.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for credit losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At September 30, 1997, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 16.10% and 17.10%, respectively. The Subsidiary Bank at September 30, 1997 had core capital of 15.06% and total capital of 16.07% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At September 30, 1997, the Company's Leverage Ratio was 10.84%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At September 30, 1997, the Subsidiary Bank's ratio was 9.86%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and the Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of September 30, 1997, the liquidity level of the Subsidiary Bank was 29.68%.

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

         Not applicable

Item 5.  Other information.

         Not applicable

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits
              See Index to Exhibits
         (b)  Reports of Form 8-K
              No reports on Form 8-K were filed during the period ending September 30, 1997.

                               INDEX TO EXHIBITS

                                                       (IF APPLICABLE)
                                               INCORPORATED BY REFERENCE FROM
                                                -------------------------------

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

                              MERCHANTS BANCSHARES, INC.



     Date:  November 3, 1997      BY: /s/ J. W. Lander, Jr.
                                      ---------------------
                                      J. W. Lander, Jr., Chairman



     Date:  November 3, 1997      BY: /s/ J. W. Lander, III
                                      ---------------------
                                      J. W. Lander, III, President
                                      (principal financial and chief
                                        accounting officer)