Form 10-K405
period 1997-12-31
MERCHANTS BANCSHARES INC /TX/
filed 1998-03-12
CIK 717411

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

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. On March 1, 1998, there were 1,951,839 shares of common stock issued and outstanding. See Item 5, entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" for additional information concerning the market for the registrant's common stock.


================================================================================

FORM 10-K CROSS REFERENCE INDEX

                                                                                    PAGE
                                                                                    ----
PART I

        Item 1.   Business                                                            3

        Item 2.   Properties                                                          9

        Item 3.   Legal Proceedings                                                   9

        Item 4.   Submission of Matters to a Vote of Security Holders                 9


PART II

        Item 5.   Market for the Registrant's Common Stock and
                  Related Stockholder Matters                                        10

        Item 6.   Selected Financial Data                                            11

        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                12

        Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         31

        Item 8.   Financial Statements and Supplementary Data                        32

        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                64


PART III

        Item 10.  Directors and Executive Officers of the Registrant                 64

        Item 11.  Executive Compensation                                             66

        Item 12.  Security Ownership of Certain Beneficial Owners and Management     68

        Item 13.  Certain Relationships and Related Transactions                     69


PART IV

        Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                           70


SIGNATURES                                                                           72

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). These statements are being provided in reliance upon the "safe harbor" provisions of the PSLRA as set forth in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are a number of such statements appearing in this Form 10-K, including, but not limited to, (i) the statement regarding management's expectations with respect to the outcome of legal proceedings included in the paragraph under Item 3, Legal Proceedings,
(ii) the statement regarding management's expectations with respect to the increase in the provision for loan losses in 1998 included in the second paragraph under the heading, "Provision for Losses on Loans" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), (iii) the statement regarding credit risk included in the second paragraph under the heading "Investment Securities" in the Financial Condition Analysis section of MD&A, (iv) the statement regarding expected growth in real estate related loans included in the second paragraph under the heading "Loans" in the Financial Condition Analysis section of MD&A, (v) the statement regarding volatility in shareholders' equity included in the second paragraph under the heading "Capital and Dividends" in the Financial Condition Analysis section of MD&A, (vi) the statement regarding capital commitments included in the paragraph under the heading "Capital Commitments" in the Financial Condition Analysis section of MD&A, and (vii) the statement regarding transactions with directors and officers and their affiliates included in the paragraph under Item 13, Certain Relationships and Related Transactions. Such forward-looking statements include statements regarding the intent, belief, outlook, plans, strategy, estimates or expectations of the Company, its directors or its officers primarily with respect to future events and the future financial performance of the Company, as well as underlying assumptions and other statements which are other than statements of historical facts.

     Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meaning. Readers of this Form 10-K are cautioned that any such forward-looking statements are based on current information known to the Company and are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include, without limitation, changes in economic conditions, changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the nature of the Company's loan portfolio, unanticipated results in pending legal proceedings, unanticipated changes in the operations or financial condition of the Company's borrowers, and other factors referenced in this Form 10-K. Though the Company has attempted to enumerate those factors it believes in this Form 10-K. Though the Company has attempted to enumerate those factors it believes to be important to its business, the Company wishes to caution investors that other factors may prove to be important in affecting the Company's business or operations. New factors emerge from time to time and it is not possible for the Company to predict all of such factors, nor can it assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause the Company's actual results to differ materially from those anticipated in the forward-looking statements. The forward-looking statements are expressed in good faith and are believed by the Company to have a reasonable basis, but there can be no assurance that the expectations, beliefs or projections contained in the forward-looking statements will result or be achieved or accomplished. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I.

ITEM 1. BUSINESS

GENERAL

     Merchants Bancshares, Inc. ("Merchants Bancshares" or the "Company") is a Texas corporation organized in 1982 and is also a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). Merchants Bancshares maintains its principal offices at 5005 Woodway, Suite 300, Houston, Texas 77056 (telephone: (713) 622-0042).

     Merchants Bancshares owns all of the outstanding capital stock of Gulf Southwest Nevada Bancorp, Inc. ("Nevada Bancorp"), a Nevada corporation and an intermediate bank holding company (unless otherwise indicated, all references herein to Merchants Bancshares include Nevada Bancorp). Nevada Bancorp owns 100.0% of the outstanding capital stock of Merchants Bank ("Merchants Bank" or the "Subsidiary Bank") and 80.0% of the outstanding capital stock of Funds Management Group, Inc. ("FMG").

     Merchants Bancshares' principal activity is the ownership and management of the Subsidiary Bank. The Subsidiary Bank is a Texas state-chartered banking association. The Subsidiary Bank offers a full range of banking services to its customers, including demand and time deposits and various types of commercial and consumer loans. The Subsidiary Bank draws substantially all of its deposits and a majority of its loans from the Houston/Galveston SMA.

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

SUMMARY OF PENDING MERGER

     On January 16, 1998, the Company entered into an Agreement and Plan of Merger to be acquired by Union Planters Corporation ("UPC"), a publicly traded bank holding company based in Memphis, Tennessee, in a tax-free reorganization to be accounted for as a pooling of interests. Pursuant to the merger agreement, UPC will exchange one (1) share of its Common Stock, or approximately 1.9 million shares, for each outstanding share of the common stock of the Company. The merger is subject to satisfaction of certain contractual conditions to closing, including regulatory and shareholder approvals, and is expected to be consummated in the second quarter of 1998. For additional information, see "--Pending Merger."

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

SUBSIDIARY BANK

     The following table sets forth certain balance sheet and operating information at December 31, 1997, with respect to the Subsidiary Bank:

                                 MERCHANTS BANK
                                 (IN THOUSANDS)

           AT DECEMBER 31, 1997
           --------------------
           Balance Sheet:
                Assets                             $  544,370
                Deposits                              485,589
                Loans                                 342,566
                Allowance for Credit Losses             3,687
                Total Equity                           53,878

            Results of Operations:
                 Interest Income                   $   39,168
                 Interest Expense                      12,220
                 Provision for Credit Losses            1,740
                 Net Earnings                           7,649

     Merchants Bank's main office is at 999 North Shepherd, Houston, Texas with thirteen branches located in Houston and the surrounding communities.

SUBSIDIARY BANK HOLDING COMPANY

     Nevada Bancorp is a Nevada corporation organized in 1994, and is wholly owned by Merchants Bancshares. The only activities of Nevada Bancorp relate to holding the stock of the Subsidiary Bank and FMG. Nevada Bancorp currently has no employees.

SUPERVISION AND REGULATION

     MERCHANTS BANCSHARES. As a bank holding company, Merchants Bancshares is subject to regulation by the Federal Reserve Board ("FRB") and is required to file with the FRB an annual report and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. The FRB may conduct examinations of Merchants Bancshares and its nonbanking subsidiary, FMG.

     Merchants Bancshares is required to obtain the prior approval of the FRB for the acquisition of five percent or more of the voting shares or substantially all the assets of any bank or bank holding company. In considering proposed acquisitions, the FRB considers the expected benefits to the public, including greater convenience, identifying and meeting the credit needs of the applicant's entire community, increased competition or gains in efficiency, weighed against the risks of possible adverse effects, such as undue concentration of resources, lessening or elimination of competition, conflicts of interest or unsound banking practices. If an application involves the acquisition of the voting shares of a state or national bank in Texas, a copy of such application must be submitted to the Texas Banking Commissioner ("Commissioner") pursuant to the Texas Finance Code (the "Finance Code").

     Bank holding companies are prohibited by law, except in certain instances prescribed by statute, from acquiring a direct or indirect interest in or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services to its subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in, certain activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. When an application concerning these activities is filed with the FRB, a copy of such application also must be submitted to the Commissioner pursuant to the Finance Code for a determination as to whether the application should be approved. The Commissioner is required to oppose the application if the proposed activities would be detrimental to the public's interest as the result of probable effects, such as undue concentration of resources, competition, conflicts of interest or unsound banking practices.

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

     Since June 1, 1997, banks may merge with a bank located in another state so long as one or both of the states have not opted out of interstate branching. A bank whose home state opts out of interstate branching may not participate in any interstate branching. The State of Texas has elected to opt out of interstate branching through legislation that will expire September 2, 1999.

     COMMUNITY REINVESTMENT. Merchants Bank is subject to the regulation under the Community Reinvestment Act of 1977 ("CRA") and the federal banking agencies' other implemented regulations promulgated thereunder. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal banking regulatory agencies, in connection with their examination of a depository institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low-to-moderate income neighborhoods. The assessment of the institution's record is available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. In its most recent CRA compliance examination, Merchants Bank received a CRA rating of "outstanding".

     SUBSIDIARY BANK. As a Texas state chartered bank, the Subsidiary Bank is subject to regulation, supervision and periodic examination by the Texas Department of Banking. Because the Subsidiary Bank is not a member of the Federal Reserve System (i.e., a "non-member bank") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent authorized by law, it is also subject to supervision and regulation, as well as examination, by the FDIC. Various requirements of federal and Texas law affect the operation of the Subsidiary Bank, including requirements relating to maintenance of reserves against deposits, restrictions on the nature and the amount of loans which may be made and the interest that may be charged thereon and restrictions relating to investments and other activities.

     Cash revenues derived from dividends paid by the Subsidiary Bank represent the primary source of revenues for Merchants Bancshares. Under the Finance Code, a state bank may not reduce its capital and surplus through dividends without the prior written approval of the Commissioner. Dividends may be paid out of the undivided profits of the Subsidiary Bank. At December 31, 1997, there was an aggregate amount of $33,468,000 available for the payment of dividends by the Subsidiary Bank under these restrictions. The payment of dividends is further subject to the authority of regulatory authorities to prohibit payment of dividends if such payment is determined to be an unsafe or unsound banking practice or if after making such distribution, the Subsidiary Bank would be considered "undercapitalized".

     For further discussion of certain additional regulations affecting Merchants Bancshares and the Subsidiary Bank, reference should be made to the "Government Fiscal and Monetary Policies" discussion below.

COMPETITION

      The activities in which the Subsidiary Bank engages are highly competitive. Each activity engaged in and geographic market served involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. The Subsidiary Bank actively competes with other banks in its efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of banking. At December 31, 1997, the Subsidiary Bank had deposits of approximately $485.6 million.

      In addition to competing with other commercial banks within and outside its primary service area, the Subsidiary Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from governmental and private issuers of debt obligations and other investment alternatives for depositors such as money market funds and mutual funds.

     CUSTOMERS. The Subsidiary Bank is not dependent upon any single customer or few customers, the loss of any one or more of which would have a materially adverse effect upon its business.

GOVERNMENT FISCAL AND MONETARY POLICIES

     The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the FRB. Changes in the discount rate on FRB borrowings, availability of borrowings at the FRB "discount window," open market operations, the imposition of any changes in reserve requirements against banks' deposits and assets of foreign branches, the imposition of any changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates which banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the FRB. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Merchants Bancshares and the Subsidiary Bank cannot be predicted.

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

     Section 18(j) of the Federal Deposit Insurance Act makes applicable to state nonmember insured banks the provisions of Section 23A of the Federal Reserve Act among other statutes. Section 23A of the Federal Reserve Act and related statutes impose limits and collateralization requirements with respect to the amount of loans, extensions of credit, or investments or certain other transactions by member banks with their "affiliates". Merchants Bancshares, Nevada Bancorp and FMG are affiliates of the Subsidiary Bank and, therefore, these restrictions are applicable to transactions by the Subsidiary Bank with Merchants Bancshares, Nevada Bancorp and FMG. In addition, Section 23B of the Federal Reserve Act prohibits a bank that is an insured depository institution from engaging in certain transactions (including, for example, loans) with certain affiliates unless the transactions are substantially the same or at least as favorable to such bank or its subsidiaries as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a member bank and its affiliates must be on terms and under circumstances, including credit standards, that, in good faith, would be offered to or would apply to nonaffiliated companies. The Subsidiary Bank is also subject to certain prohibitions against tie-in arrangements in connection with extensions of credit and certain other transactions.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places certain restrictions on activities of insured institutions depending on their level of capital. An institution is categorized as either "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." Federal banking regulators are authorized to take prompt corrective action against institutions which are in one of the undercapitalized categories. The capital classification of a bank also affects the frequency of examinations of the bank and the deposit insurance premiums paid by the bank. Under FDICIA, the FDIC is authorized to assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. Banks which are adequately capitalized or well capitalized presently are not assessed premiums for deposit insurance; however, all depository institutions are assessed a nominal annual fee. Currently, Merchants Bancshares and the Subsidiary Bank are deemed to be well capitalized. This capital category is determined only for purposes of applying the prompt corrective action provisions of FDICIA and may not constitute an accurate representation of the overall financial condition of Merchants Bancshares or the Subsidiary Bank.

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

     EMPLOYEES. Merchants Bancshares and its subsidiaries had 322 full-time equivalent employees as of December 31, 1997. None of the employees are represented by any collective bargaining unit, and management believes it has excellent relations with its employees.

     PENDING MERGER.

     On January 16, 1998, Merchants Bancshares, Inc. and UPC entered into an Agreement and Plan of Merger (the "Agreement"), pursuant to which Merchants Bancshares will be acquired by UPC. In accordance with the terms of the Agreement, UPC will acquire Merchants Bancshares pursuant to the merger of Merchants Bancshares with and into Union Planters Holding Corporation, a wholly-owned subsidiary of UPC organized under the laws of Tennessee (the "Merger"). Union Planters Holding Corporation will be the surviving entity resulting from the Merger.

     Upon consummation of the Merger, each share of the $1.00 par value common stock of Merchants Bancshares ("Merchants Common Stock") (excluding shares as to which dissenter's rights are exercised or shares held by Merchants Bancshares, UPC, or any of their respective subsidiaries, in each case other than in a fiduciary capacity or as a result of debts previously contracted) issued and outstanding at the effective time of the Merger (the "Effective Time") shall cease to be outstanding and shall be converted into and exchanged for the right to receive one share of the $5.00 par value common stock of UPC, together with associated preferred stock purchase rights (collectively, "UPC Common Stock") (subject to possible adjustment as described below, the "Exchange Ratio").

     The parties anticipate that the Merger will be completed in the second quarter of 1998.

     The Merger is intended to qualify as a reorganization (within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended) and for financial accounting purposes, be accounted for as a "pooling of interests."

     Consummation of the Merger is subject to various conditions, including: (i) receipt of the approval by the shareholders of Merchants Bancshares of the Merger; (ii) receipt of the approval by the shareholders of UPC at a meeting of the shareholders of UPC (the "UPC Shareholders Meeting") of an amendment to the Restated Charter of Incorporation of UPC to increase the number of authorized shares of UPC Common Stock to a number sufficient to permit UPC to issue the shares of UPC Common Stock contemplated by the Merger; (iii) receipt of regulatory approval from the Board of Governors of the Federal Reserve System and certain other applicable Regulatory Authorities (as that term is defined in the Agreement); (iv) receipt of an opinion of legal counsel as to the tax treatment of certain aspects of the Merger; (v) receipt of a letter from Price Waterhouse LLP, UPC's independent public accountants, to the effect that the Merger will qualify for pooling-of-interests accounting treatment; (vi) receipt by Merchants Bancshares of a fairness opinion from Price Waterhouse LLP, Merchants Bancshares' financial advisor, dated the date of the proxy statement to be mailed to Merchants Bancshares' shareholders, concerning the fairness of the Merger to Merchants Bancshares' shareholders, from a financial point of view; and (vii) satisfaction of certain other conditions.

     The Agreement may be terminated (i) by the mutual consent of Merchants Bancshares and UPC, (ii) by Merchants Bancshares, if UPC breaches the Agreement and fails to cure such breach, (iii) by UPC, if Merchants Bancshares breaches the Agreement and fails to cure such breach, (iv) by either Merchants Bancshares or UPC, if any consent by a Regulatory Authority required for the consummation of the Merger is denied and is non-appealable, (v) by either Merchants Bancshares or UPC, if the shareholders of Merchants Bancshares do not approve the Merger, (vi) by UPC, if the shareholders of UPC do not approve the amendment to the Restated Charter of Incorporation of UPC to increase the number of authorized shares of UPC Common Stock, (vii) by Merchants Bancshares, if the shareholders of UPC do not approve the amendment to the Restated Charter of Incorporation of UPC to increase the number of authorized shares of UPC Common Stock, unless UPC gives notice to Merchants Bancshares of its intent to proceed with the Merger by acquiring the required shares of UPC Common Stock by some other means, (viii) by Merchants Bancshares, if the Merger is not consummated by September 30, 1998, provided that the failure to consummate is not caused by the willful breach of the Agreement by Merchants Bancshares, (ix) by UPC, if the Merger is not consummated by September 30, 1998, provided that the failure to consummate is not caused by the willful breach of the Agreement by UPC, provided, however, that if the shareholders of UPC do not approve the amendment to the Restated Charter of Incorporation of UPC to increase the number of authorized shares of UPC Common Stock, then UPC may not terminate the Agreement pursuant to this provision, or (x) by Merchants Bancshares if the Average Closing Price (as that term is defined in the Agreement) of UPC Common Stock (a) is less than 85% of the Starting Price (as that term is defined in the Agreement) and (b) reflects a decline, on the Determination Date (as defined in the Agreement), of more than 15% below a weighted index of the stock prices of a group of bank holding companies designated in the Agreement, provided, however, that in the event Merchants Bancshares gives notice of its intention to terminate the Agreement based on such provision, UPC has the right, within five
(5) days of its receipt of such notice, to elect to adjust the Exchange Ratio in accordance with the terms of the Agreement, and the Agreement will not terminate.

     Merchants Bancshares will be obligated to pay UPC the sum of $6,200,000 if, prior to the earlier of (i) March 31, 1999, (ii) the Effective Time, or (iii) the date on which the Agreement is terminated pursuant to certain sections of the Agreement, Merchants Bancshares enters into, supports or indicates its support for a letter of intent, agreement in principle, or definitive agreement (whether or not considered binding, non-binding, conditional or unconditional) with any third party with respect to a tender offer, exchange offer, merger, consolidation, share exchange, business combination or similar transaction or the acquisition by such third party of all or a substantial equity interest in, or all or a substantial portion of the assets of, Merchants Bancshares or any of Merchants Bancshares' subsidiaries.

     UPC will be obligated to pay Merchants Bancshares the sum of $6,200,000 if the shareholders of UPC fail to approve an amendment to the Restated Charter of Incorporation of UPC to increase the number of authorized shares of UPC Common Stock and (i) UPC fails to give notice to Merchants Bancshares within 30 days after the UPC Shareholders Meeting that it intends to proceed with the Merger by acquiring the required shares of UPC Common Stock by some other means, (ii) UPC gives notice to Merchants Bancshares within 30 days after the UPC Shareholders Meeting that it does not intend to proceed with the Merger, or (iii) UPC gives notice to Merchants Bancshares within 30 days after the UPC Shareholders Meeting that it intends to proceed with the Merger by acquiring the required shares of UPC Common Stock by some other means, and the Merger is not consummated by the later of (A) September 30, 1998, or (B) the last day of the calendar month containing the date which is sixty days after the conclusion of the UPC Shareholders' Meeting, but no later than October 31, 1998.

     The Agreement and the Merger will be submitted for approval at a meeting of the shareholders of Merchants Bancshares. Prior to the shareholders' meeting, UPC will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the shares of UPC Common Stock to be issued in exchange for the outstanding shares of Merchants Bancshares Common Stock. Such shares of stock of UPC will be offered to the Merchants Bancshares shareholders pursuant to a prospectus that also will serve as a proxy statement for the meeting of the shareholders of Merchants Bancshares to consider and vote upon the Agreement and the Merger.

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

ITEM 3. LEGAL PROCEEDINGS

Neither Merchants Bancshares nor any of its subsidiaries is a party to any legal proceedings which, in management's judgment, based upon opinions of legal counsel, would have a material adverse effect on the consolidated financial position of Merchants Bancshares and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since the annual shareholders' meeting held on May 20, 1997, no matters have been submitted to a vote of the shareholders of Merchants Bancshares.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

CAPITAL STOCK

There is no established public trading market for shares of Merchant's Common Stock. The Board of Directors of Merchants Bancshares has no present intention to arrange for the listing of the Merchants Common Stock on any stock exchange. Notwithstanding the foregoing, a limited market for the shares of the Merchants Common Stock exists, and such shares are traded on a sporadic basis. During 1997, 96,494 shares of the Merchants Common Stock were presented for transfer on the books of Merchants Bancshares.

The following table sets forth the number of shares of the Merchants Common Stock presented for transfer on the books of Merchants Bancshares for each quarterly period within the last two calendar years.

                                           1997               1996
                                          ------             ------
                  First Quarter           31,790             15,249
                  Second Quarter          24,096              7,388
                  Third Quarter           28,684             15,342
                  Fourth Quarter          11,924             13,400

Because there is no public trading market for the Merchants Common Stock, the trading price is determined by private negotiations between the buyer and the seller.

HOLDERS

     At March 1, 1998, Merchants Common Stock was owned of record by 959 shareholders. On such date, no shares of Merchants Bancshares' preferred stock were issued and outstanding.

DIVIDENDS

     During 1997 and 1996, the Company paid quarterly dividends totaling $2,245,000, or $1.15 per common share, and $1,597,000, or $.82 per common share, respectively.

     For information with respect to restrictions on the ability of the Company and its subsidiaries to declare and pay dividends, see "Item 1. Business - Supervision and Regulation."

SALES OF UNREGISTERED SECURITIES

     On November 25, 1996, the Company sold 10,000 shares of Common Stock to Kim Wheless at a price of $15.00 per share. On June 3, 1996, the Company issued 1,000 shares of Common Stock to each of Edgar Monteith and Stuart Hellmann in connection with their service on the Development Board at the Tanglewood branch. These shares were issued in reliance upon an exemption from registration under
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                                                                DECEMBER 31,
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    ------------------------------------------------------------------
                                      1997(1)       1996(1)       1995(1)        1994          1993
                                    ----------    ----------    ----------    ----------    ----------
BALANCE SHEET INFORMATION:
Loans                               $  342,566    $  294,524    $  237,564    $  144,459    $  127,452
Allowance for loan losses                3,687         2,713         2,411         2,063         1,986
Investment securities                  130,629       143,272       152,033        56,852        52,329
Total assets                           545,951       494,570       486,649       253,027       242,005
Deposits                               484,357       439,043       431,381       226,064       218,942
Long-term debt                               0             0         3,083             0             0
Stockholders' equity                    57,987        53,511        49,322        25,539        21,932

INCOME INFORMATION:
Interest income                     $   39,228    $   35,339    $   29,174    $   16,965    $   15,801
Interest expense                        12,196        11,169         9,577         4,796         4,943
                                    ----------    ----------    ----------    ----------    ----------
Net interest income                     27,032        24,170        19,597        12,169        10,858
Provision for loan losses                1,740           940           135            50           410
Noninterest income                       6,253         5,677         4,655         3,238         2,979
Noninterest expense                     22,320        19,888        15,878        10,393        10,494
                                    ----------    ----------    ----------    ----------    ----------
Income before income taxes               9,225         9,019         8,239         4,964         2,933
Income tax expense                       2,837         2,634         2,332           999           512
                                    ----------    ----------    ----------    ----------    ----------

Net income                          $    6,388    $    6,385    $    5,907    $    3,965    $    2,421
                                    ==========    ==========    ==========    ==========    ==========

PER SHARE DATA:
Weighted average number of shares
   of common stock outstanding       1,952,883     1,945,178     1,718,211     1,258,636     1,261,731
                                    ==========    ==========    ==========    ==========    ==========

Net income per common share         $     3.27    $     3.28    $     3.44    $     3.15    $     1.92
                                    ==========    ==========    ==========    ==========    ==========

Dividends per common share          $     1.15    $      .82    $     0.41    $     0.20    $     0.10
                                    ==========    ==========    ==========    ==========    ==========

Book value per common share         $    29.71    $    27.37    $    25.38    $    20.29    $    17.39
                                    ==========    ==========    ==========    ==========    ==========

Return on average assets                  1.23%         1.32%         1.47%         1.61%         1.03%
Return on average shareholders'
   equity                                11.35%        12.42%        14.61%        16.93%        11.56%
Dividend payout ratio                    35.17%        25.00%        11.92%         6.35%         5.21%
Average equity to average assets         10.83%        10.60%        10.04%         9.52%         8.89%
Allowance for loan losses as a
   percentage of nonperforming
   loans                                143.74%        88.03%        60.65%        153.6%        122.4%

(1) The Company's financial statements for the fiscal year ended December 31, 1995 and following reflect the acquisition of Texas Gulf Coast Bancorp, Inc., which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section provides a narrative discussion and analysis of the Company's results of operations and financial condition. The discussion should be read with the consolidated financial statements and accompanying notes.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations.

     The Company expects its Year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. The expense of the Year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

1997 EARNINGS OVERVIEW

     The Company reported net earnings for 1997 of $6.4 million, versus $6.4 million and $5.9 million, respectively, in 1996 and 1995. On a fully diluted basis, earnings per common share were $3.27 in 1997 compared to $3.28 in 1996 and $3.44 in 1995. Results for 1997 were reduced $1.6 million (approximately $1.0 million after taxes) by merger-related expenses. The "Merger-Related Expenses" discussion which follows provides details of the components of these charges. Excluding the impact of the above described net charges on the Company's results, earnings for 1997 would have been approximately $7.4 million, or $3.79 per share on a fully-diluted basis.

     The growth in 1997 earnings before the merger-related expenses was due to the continued growth of net interest income, which increased 12% between 1997 and 1996, and the continued growth of noninterest income, which increased 10%. Partially offsetting this growth was a higher provision for losses on loans, which increased $800,000 between 1997 and 1996. The increase in the provision for losses on loans resulted from the 16% increase in the volume of loans. Noninterest expenses excluding the merger-related expenses increased only 4% in 1997. The following sections provide a more detailed discussion of the Company's financial condition and results of operations.

MERGER RELATED EXPENSES

     During 1997, the Company incurred certain merger-related expenses totaling $1.6 million. Approximately $25,000 were expenses related to the preparation of the due diligence site and approximately $72,000 for legal and professional fees and expenses. In contemplation of the Merger, additional items were accrued for and expensed in 1997. These accrued expenses were: (i) $1.2 million for an investment advisory fee, (ii) $200,000 for a "fairness" opinion letter and (iii) $35,000 for additional legal and professional fees.

     Prior to consummation, certain other items are expected to be accrued and expensed by the Company. Currently, the Company's pension plan is underfunded by approximately $800,000 which will be funded prior to closing, as well as a non-competition fee to be paid to Mr. J. W. Lander, III of $400,000.

     The Company will pay Price Waterhouse an investment advisory fee of one percent (1%) of the total transaction value to be determined at closing. The Company has accrued for the one percent (1%) fee assuming a $124 million total transaction value.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income is the principal source of earnings for the Company. Net interest income is comprised of interest income and loan related fees less interest expense. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities; interest-rate fluctuations; and asset quality. For purposes of this discussion, net interest income is presented on a fully-taxable-equivalent basis (FTE), which restates tax-exempt income to an amount that would yield the same pre-tax income had the income been subject to taxation at the federal statutory income tax rate. Reference is made to Table 4 and Table 5, which present the Company's average balance sheet and rate/volume analysis for each of the three years ended December 31, 1997.

     Net interest income (FTE) was $27.5 million in 1997, an increase of $2.8 million, or 11%, over 1996. Net interest income (FTE) in 1995 was $20.0 million. The growth over the three year period is attributable primarily to the growth of average earning assets, higher yields on earning assets, and a higher percentage of loans in earning assets.

     The net interest margin (net interest income (FTE) as a percentage of average earning assets) for 1997 was 5.87%, compared to 5.61% and 5.48%, respectively, for 1996 and 1995. The interest-rate spread between earning assets and interest-bearing liabilities increased 23 basis points between 1996 and 1997 to 4.74% following a thirteen-basis-point increase between 1995 and 1996 from 4.38% to 4.51%.

INTEREST INCOME

     A breakdown of the components of average earning assets is as follows:

                                       1997      1996      1995
                                      ------    ------    ------
      Average earning assets
        (in millions)                 $468.3    $439.4    $364.9
      Comprised of:
          Net loans                       67%       59%       55%
          Investment securities           28        34        32
          Federal funds sold               4         6         8
          Other earning assets             1         1         5

     Interest income (FTE) increased $3.9 million in 1997 to $39.7 million. The increase is attributable to the growth of average earning assets which increased interest income (FTE) by approximately $3.8 million in 1997. Average earning assets in 1997 were $468.3 million, an increase of $28.9 million over 1996. Also contributing to the increase in interest income (FTE) were higher yields on average earning assets which increased interest income (FTE) approximately $65,000. Higher loan volumes and yields, net of declines in the other earning asset categories, accounted for all of the growth. The mix of average earning assets has changed over the past three years due to a higher percentage of loans to total earning assets between 1997 and 1995.

     The growth of loans, which accounts for the increase in total earning assets, is due primarily to the branch facilities opened in the latter part of 1996. The average yield on loans increased 4 basis points between 1996 and 1997 to 9.59%. Between 1996 and 1997, average investment securities decreased $17.4 million to $130.4 million and the average yield decreased 3 basis points to 6.23%.

     The $6.3 million increase in interest income (FTE) from 1995 to 1996 was attributable to the growth of average earning assets, primarily loans, partially offset by $522,000 due to lower yields on earning assets. Average loans increased $59.6 million between 1995 and 1996 and the average yield decreased fourteen basis points to 9.55%.

INTEREST EXPENSE

     A breakdown of the components of average interest-bearing liabilities is as follows:

                                                  1997      1996      1995
                                                 ------    ------    ------
      Average interest-bearing liabilities
        (in millions)                            $326.8    $307.3    $257.3
      Comprised of:
          Deposits:
            Interest-bearing demand                  35%       34%       32%
            Savings                                  16        16        18
            Time                                     49        50        49
          Borrowings                                  0         0         1

---------------------

      Rate on average interest-bearing
                   liabilities                     3.73%     3.64%     3.72%

     Interest expense increased $1.0 million, or 9%, in 1997 to $12.2 million. The increase is attributable to an increase in interest-bearing liabilities which accounted for $704,000 of the increase, and an increased rate variance of $323,000. Interest bearing liabilities increased $19.5 million during 1997 to $326.8 million, primarily due to the growth of interest bearing deposits. The growth of these deposits was required to fund the growth of average earning assets. The average rate on interest-bearing liabilities increased nine basis points.

     The increase in interest expense between 1995 and 1996 was attributable to the growth in interest-bearing liabilities from $257.3 million to $307.3 million, or 19%. This increase was partially offset by an eight-point-basis decrease in the rates paid on interest-bearing liabilities to 3.64% from 3.72%.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans increased $800,000 in 1997 to $1.7 million as compared to $940,000 and $135,000, respectively, in 1996 and 1995. The increases related primarily to the increased volume of loans. For a discussion of the allowance for losses on loans, net charge-offs and nonperforming assets, refer to the "Allowance for Losses on Loans" and "Nonperforming Assets" sections which follow.

     Management does not expect the provision for losses on loans to increase at the same rate in 1998 as it did in 1997. In 1997, the provision for losses on loans was 54 basis points of average loans compared to 36 basis points and 7 basis points, respectively, in 1996 and 1995. There are a number of factors that impact the level of the provision for losses on loans, some of which are beyond management's control, such as current and anticipated economic conditions and the related impact on specific borrowers, the level of personal bankruptcies, the level of nonperforming assets and changes in the nature of the loan portfolio.

NONINTEREST INCOME

     Noninterest income was $6.2 million in 1997, an increase of 10% over $5.7 million for 1996. Noninterest income was $4.7 million in 1995. Service charges on deposit accounts, the largest component of noninterest income, decreased by 4% in 1997 as compared to an increase of 28% in 1996. The components of the other service charges and fees consist of miscellaneous fees such as collection fees, credit card fees, safe deposit rentals, check printing income and wire transfer fees. These fees correlate to the level of transactions in each of the referenced categories. In addition, accounting fees and commissions earned by FMG are included in the total and account for the majority of the increase during 1997.

     Other operating income increased $262,000, or 27%, from 1996 to 1997. The majority of other operating income is derived from the operations of the mortgage division and includes origination fees as well as fees charged for servicing the underlying mortgages.

NONINTEREST EXPENSE

     Noninterest expense was $22.3 million in 1997, an increase of $2.4 million from 1996. Noninterest expense for 1995 was $15.9 million. In 1997, the largest component of the increase was merger-related expenses (see Item 7. "Merger Related Expenses"), which impacted noninterest expense by approximately $1.6 million. The merger-related charges were fees for legal, accounting and financial advisory services.

     Salaries and employee benefits expense represents the largest component of noninterest expense. In 1997, salaries and employee benefits expense increased $177,000, or 2%, to $11.3 million. This compared to $11.1 million in 1996 and $8.3 million in 1995. The merger of the former data processing subsidiary into Merchants Bank was the primary cause for the increase in salaries and employee benefits expense from 1995 to 1996. At December 31, 1997, the Company had 322 full-time equivalent employees compared to 331 at December 31, 1996.

     The Company monitors its expense levels using the expense ratio and utilizes the efficiency ratio as a measure of its success in increasing revenues, while controlling expenses. The expense ratio (noninterest expense minus noninterest income, excluding significant nonrecurring revenues and expenses and investment securities gains and losses divided by average assets) was 2.79% in 1997 compared to 2.93% for 1996. The efficiency ratio, which is calculated excluding the same items, divides noninterest expense by net interest income (FTE) plus noninterest income. The efficiency ratio was 61.6% in 1997 compared to 65.6% in 1996.

TAXES

     Applicable income taxes consist of provisions for federal income taxes, totaling $2.8 million in 1997, an effective rate of 30.7%. This compares to applicable income taxes of $2.6 million in 1996 and $2.3 million in 1995. These amounts equate to effective tax rates of 29.2% and 28.3%, respectively, in 1996 and 1995. The variances from the statutory rate (34%) are attributable to tax-exempt income from investment securities and loans. For additional information regarding income taxes, see Note 10 to the consolidated financial statements.

                          FINANCIAL CONDITION ANALYSIS


At December 31, 1997, the Company reported $546.0 million of total assets compared to $494.6 million at December 31, 1996. Average assets were $519.6 million for 1997, compared to $484.9 million and $402.6 million, respectively, for 1996 and 1995.

INVESTMENT SECURITIES

     The Company's investment securities portfolio of $130.6 million at December 31, 1997, consisted entirely of securities "available for sale" which are carried on the consolidated balance sheet at fair value. These securities had net unrealized gains at year end of $467,000. At December 31, 1996, the investment portfolio was $143.2 million and consisted of $123.1 million of available for sale securities and $20.2 million of held to maturity securities which were carried on the consolidated balance sheet at amortized cost. The decrease in the amount of securities in 1997 was due to the additional funding required to support significant loan growth during the year. Note 4 to the consolidated financial statements and Table 14 provide the composition of the portfolio at December 31, 1997.

     U.S. Treasury and U.S. Government agency obligations represented approximately 79% of the investment securities portfolio at December 31, 1997. The Company has some credit risk in the investment securities portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted.

      At December 31, 1997, the Company did not hold any trading securities (as currently defined by regulatory agencies).

LOANS

     At December 31, 1997, loans, net of unearned income, were $342.6 million compared to $294.5 million at year end 1996. Average loans for 1997 were $317.1 million compared to $260.8 million and $201.2 million, respectively, for 1996 and 1995. The Company's loan to deposit ratio was 71% at December 31,1997, compared to 67% at the end of 1996 and 55% at the end of 1995. For 1997, loans were 67% of the Company's average earning assets compared to 59% and 55%, respectively, for 1996 and 1995. Table 9 provides the composition of the loan portfolio for each of the last five years.

     The largest segment of the Company's loan portfolio is real estate related loans, which totaled $216 million, or 63% of the loan portfolio at December 31, 1997, an increase of $43.1 million over December 31, 1996. This segment is expected to continue to be the largest segment and is expected to grow gradually unless economic conditions change significantly.

     Consumer loans, which constituted 17% of the loan portfolio at December 31, 1997, include loans to individuals for household and other consumer purposes. Consumer loans decreased $5.0 million to $58.8 million from $63.8 million reported at year end 1996. In 1997, the Company discontinued its practice of purchasing indirect automobile loans, which accounts for the decrease in consumer loans.

     Commercial and industrial loans increased $10.1 million to $67.0 million at December 31, 1997, as compared to $56.9 million at December 31, 1996. Commercial and industrial loans accounted for 20% of the loan portfolio at December 31, 1997.

     The growth of the loan portfolio in 1997 is primarily attributable to the two branch facilities opened in the latter part of 1996.

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans at December 31, 1997 was $3.7 million, or 1.1% of loans, compared to $2.7 million, or .9%, at December 31, 1996. Management's policy is to maintain the allowance at a level deemed sufficient to absorb estimated losses in the loan portfolio. The allowance is reviewed monthly in accordance with the methodology described in Note 1 to the consolidated financial statements. Tables 10 and 12 provide detailed information regarding the allowance for each of the last five years.

     The provision for losses on loans charged against earnings was $1.7 million in 1997, $940,000 in 1996 and $135,000 in 1995. Net charge-offs increased $128,000 to $766,000, or .24% of average loans, for 1997. This compares to .24% and .26%, respectively, for 1996 and 1995. The increases relate primarily to the expanding loan portfolio.

     To a very large extent, the Company's loan portfolio remains secured and current reappraisals of collateral value have been received and undertaken in an effort to further assess loss potential. Management has closely scrutinized its loss potential on its nonperforming assets, as well as on the entire loan portfolio, and has, to the best of its knowledge and belief, reserved for losses accordingly.

LOAN CONCENTRATIONS

     Management believes that the loan portfolio is adequately diversified. The loan portfolio is spread over nine communities in three counties. At December 31, 1997, the Company had no concentrations of loans to a single industry equaling 10% or more of total loans.

NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing interest, and foreclosed properties. The policy of Merchants Bank is to continue to accrue interest on loans which are 90 days or more past due if periodic payments are being made on the loans. If a loan is classified as past due and payments then resume on the loan, it continues to be classified as past due until all past due amounts are paid. As shown in Table 11, nonperforming assets totaled $3.7 million at year end 1997, compared to $4.0 million at December 31, 1996. The year end 1997 total is comprised of $2.0 million of nonaccrual loans, which decreased $175,000 from December 31, 1996, loans past due 90 days or more and still accruing interest of $611,000 and foreclosed properties of $1.1 million. As a percentage of loans, nonperforming assets were 1.1% of loans and foreclosed properties at December 31, 1997, compared to 1.3% at December 31, 1996. In management's opinion, asset-quality ratios remain at acceptable levels. The Company had no material renegotiated or troubled debt restructuring loans during the years 1993 through 1997.

     A breakdown of nonperforming assets is as follows (in thousands):

                                                        DECEMBER 31,
                                                    -------------------
                                                     1997         1996
                                                    ------       ------
               Nonaccrual loans                     $1,954       $2,129
               Loans 90 days or more past due          611          953
                                                    ------       ------
               Nonperforming loans                   2,565        3,082
               Foreclosed properties                 1,132          890
                                                    ------       ------

                    Total                           $3,697       $3,972
                                                    ======       ======

     The Company included in reported income for 1997, $68,336 of interest received on nonaccrual loans. Had these loans paid interest at their original rates, the Company would have reported $405,054 of interest on these nonaccrual loans.

OTHER EARNING ASSETS

     Other earning assets include interest bearing deposits at financial institutions and federal funds sold. At December 31, 1997, these assets totaled $16.0 million, 3.3% of the Company's earning assets. This compares to $7.4 million, or 1.6% of earning assets at December 31, 1996.

     The increase in other earning assets from 1996 is attributable to a $9.7 million increase in federal funds sold. This increase was due to excess liquidity being needed to fund other earning assets, primarily loans.

DEPOSITS

     The Company's deposit base is its primary source of liquidity and consists of deposits from the communities served by the Company. Tables 4 and 7 present the components of the Company's average deposits. Deposits were $484.4 million at December 31, 1997 and averaged $460.8 million for the year.

     The composition of average deposits over the last three years was as follows:

         TYPE OF DEPOSITS                   1997        1996       1995
         ----------------                   ----        ----       ----
         Noninterest-bearing deposits        29%         29%        29%
         Money market deposits               25%         24%        23%
         Savings deposits                    11%         12%        13%
         Other time deposits                 35%         35%        35%

CAPITAL AND DIVIDENDS

     Stockholders' equity increased $4.5 million in 1997 to $58.0 million, or 10.6% of total assets at December 31, 1997. This compares to shareholders' equity of $53.5 million, or 10.8% of total assets at December 31, 1996 and $49.3 million, or 10.1% of total assets at December 31, 1995. The source of growth in shareholders' equity in 1997 was the retention of net earnings of $4.1 million, partially increased by the net change in unrealized gains on available for sale securities of $386,000. The consolidated statement of changes in shareholders' equity details the changes in equity for the last three years.

     The fair-value adjustment of the Company's available for sale securities portfolio, which is recorded as a component of shareholders' equity, may change significantly as market conditions change. At December 31, 1995, the adjustment resulted in an increase of shareholders' equity of $922,000, compared to a decrease of $779,000 at December 31, 1996 and an increase of $386,000 at December 31, 1997. Further volatility in shareholders' equity may occur in the future as market conditions change. This adjustment is excluded from the calculation of regulatory capital.

     The Company and its subsidiaries must comply with the capital guidelines established by the regulatory agencies that supervise their operations. These agencies have adopted a system to monitor the capital adequacy of all insured financial institutions. The system includes ratios based on the risk-weighting of on-and off-balance-sheet transactions. If an institution's ratios fall below certain levels, it becomes subject to regulatory action. The system adopted by the agencies classifies institutions into five capital categories ranging from well-capitalized to critically undercapitalized. The well-capitalized category requires a leverage ratio of at least 5%, a Tier 1 regulatory capital to risk-weighted assets ratio of at least 6%, and total regulatory capital to risk-weighted assets ratio of at least 8%. Table 15 presents the Company's regulatory capital ratios for the last three years and Note 15 to the consolidated financial statements presents a comparison of the Company's and Subsidiary Bank's capital levels and ratios to the minimums for an institution to be considered well-capitalized and adequately capitalized. At December 31, 1997, the Company and Merchants Bank met the requirements for well-capitalized institutions.

     At December 31, 1997, the Company's leverage ratio was 10.82% and its Tier 1 and total regulatory capital to risk-weighted assets capital ratios were 15.76% and 16.79%, respectively, which are well above the regulatory minimums. These ratios compare to 10.76%, 16.70% and 17.56%, respectively, at December 31, 1996.

     The Company declared cash dividends on its Common Stock of $2.245 million in 1997 and $1.597 million in 1996. On a per share basis, this represented a 40% increase to $1.15 per share for 1997 compared to $.82 per share in 1996.

     The primary source for payment of dividends by the Company to its shareholders is dividends received from its subsidiaries. Payment of dividends by the Company's banking subsidiary is subject to various statutory limitations and applicable banking laws.

ASSET/LIABILITY MANAGEMENT

     The Company's assets and liabilities are principally financial in nature and the resulting earnings thereon, primarily net interest income, are subject to changes as a result of changes in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect the Company's decisions on pricing its assets and liabilities which impacts net interest income, the Company's primary cash flow stream. As a result, a substantial part of the Company's risk-management activities are devoted to managing interest-rate risk. For additional information, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

LIQUIDITY

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. In the past, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available, the Company does not generally rely on these external funding sources. Generally, the cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have created an adequate liquidity position.

     A financial service company's activities consist primarily of financing and investing activities. These activities result in large cash flows. The Consolidated Statement of Cash Flows indicates the sources of these cash flows.

CAPITAL COMMITMENTS

     Merchants Bancshares believes that it has sufficient capital and financial resources to meet its current and anticipated capital commitments.

CONDENSED STATEMENTS OF EARNINGS

     The following is a comparison of Merchants Bancshares' condensed statements of earnings for the most recent five-year period (dollars in thousands).

                                                    YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------
                               1997(1)        1996(1)        1995(1)      1994        1993
                               -------        -------        -------     -------     -------
Interest income (2)            $39,228        $35,339        $29,174     $16,965     $15,801
Interest expense                12,196         11,169          9,577       4,796       4,943
                               -------        -------        -------     -------     -------
   Net interest income (2)      27,032         24,170         19,597      12,169      10,858
Provision for loan losses        1,740            940            135          50         410
Noninterest income               6,253          5,677          4,655       3,238       2,979
Noninterest expense             22,320         19,888         15,878      10,393      10,494
                               -------        -------        -------     -------     -------
   Earnings before income
     taxes                       9,225          9,019          8,239       4,964       2,933
Income tax expense               2,837          2,634          2,333         999         512
                               -------        -------        -------     -------     -------

   Net earnings                $ 6,388        $ 6,385        $ 5,906     $ 3,965     $ 2,421
                               =======        =======        =======     =======     =======

(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

(2) For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, interest income would have been $39,668, $35,820, $29,565, $17,156, and $16,071, respectively, and net interest income would have been $27,472, $24,651, $19,988, $12,360, and $11,128, respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

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

                                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                           1997(1)         1996(1)         1995(1)       1994         1993
                                          --------        --------        --------     --------     --------
Assets:
Cash and due from banks                   $ 28,599        $ 24,873        $ 20,745     $ 12,445     $ 12,123
Loans, net                                 317,058         260,794         201,248      135,077      123,605
Interest-bearing deposits                    1,113           6,291           1,419        1,372        1,573
Investment securities:
   Taxable                                 113,276         129,561         103,893       52,704       42,795
   Non-taxable                              17,109          18,212          14,272        5,494        7,600
                                          --------        --------        --------     --------     --------
     Total Securities                      130,385         147,773         118,165       58,198       50,395
                                          --------        --------        --------     --------     --------
Federal funds sold and interest
   bearing deposits with Federal
   Home Loan Bank                           19,717          24,573          44,066       30,304       36,420
Other assets                                22,714          20,606          17,001        8,633       11,509
                                          --------        --------        --------     --------     --------
   Total Assets                           $519,586        $484,910        $402,644     $246,029     $235,625
                                          ========        ========        ========     ========     ========

Liabilities and Stockholders' Equity:
Deposits
   Noninterest bearing demand             $133,994        $123,590        $101,883     $ 65,909     $ 59,577
   Interest bearing demand                 112,859         103,102          83,104       46,103       46,643
   Savings                                  51,638          51,862          46,549       29,097       28,035
   Time                                    162,282         152,201         125,123       79,786       78,712
                                          --------        --------        --------     --------     --------
     Total Deposits                        460,773         430,755         356,659      220,895      212,967
                                          --------        --------        --------     --------     --------

Borrowings                                       0              92           2,536            0          321
Other liabilities                            2,548           2,646           3,011        1,716        1,394
                                          --------        --------        --------     --------     --------
   Total Liabilities                       463,321         433,493         362,206      222,611      214,682
                                          --------        --------        --------     --------     --------

Stockholders' Equity                        56,265          51,417          40,438       23,418       20,943
                                          --------        --------        --------     --------     --------
   Total Liabilities and
     Stockholders' Equity                 $519,586        $484,910        $402,644     $246,029     $235,625
                                          ========        ========        ========     ========     ========


(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

TABLE 1. SUMMARY OF CONSOLIDATED RESULTS


                                                                        YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                               1997(1)          1996(1)          1995(1)        1994          1993
                                              --------         --------         --------      --------      --------
Interest income(2)                            $ 39,228         $ 35,339         $ 29,174      $ 16,965      $ 15,801
Interest expense                                12,196           11,169            9,577         4,796         4,943
                                              --------         --------         --------      --------      --------
     Net interest income(2)                     27,032           24,170           19,597        12,169        10,858
Provision for losses on loans                   (1,740)            (940)            (135)          (50)         (410)
                                              --------         --------         --------      --------      --------
     Net interest income after
        provision for losses on loans           25,292           23,230           19,462        12,119        10,448
Noninterest income
     Service charges on deposit accounts         4,240            4,436            3,472         2,353         2,387
     Other service charges and fees                774              280              256           222           200
     Other operating income                      1,224              962              927           663           363
                                              --------         --------         --------      --------      --------
         Total noninterest income                6,238            5,678            4,655         3,238         2,950
                                              --------         --------         --------      --------      --------
Noninterest expense
     Salaries and benefits                      11,294           11,117            8,317         4,825         4,770
     Occupancy expense                           2,253            1,915            1,666         1,154           920
     Equipment expense                           1,733            1,573              824           530           479
     Other operating expense                     5,469            5,283            5,071         3,884         4,325
                                              --------         --------         --------      --------      --------
        Total noninterest expense               20,749           19,888           15,878        10,393        10,494
                                              --------         --------         --------      --------      --------
        Earnings before other operating
          items and income taxes                10,781            9,020            8,239         4,964         2,904
Other operating items
     Investment securities gains (losses)           15               (1)            --            --              29
     Merger-related expenses                    (1,571)            --               --            --            --
                                              --------         --------         --------      --------      --------

        Earnings before income taxes             9,225            9,019            8,239         4,964         2,933
Applicable income taxes                          2,837            2,634            2,333           999           512
                                              --------         --------         --------      --------      --------
        Net earnings                          $  6,388         $  6,385         $  5,906      $  3,965      $  2,421
                                              ========         ========         ========      ========      ========


(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

(2) For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, interest income would have been $39,668, $35,820, $29,565, $17,156 and $16,071, respectively, and net interest income would have been $27,472, $24,651, $19,988, $12,360, and $11,128, respectively, if all such amounts were shown using a comparable fully taxable equivalent basis (using a tax rate of 34%).

TABLE 2. CONTRIBUTION TO FULLY DILUTED EARNINGS PER SHARE


                                                                            YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                 1997(1)           1996(1)           1995(1)         1994           1993
                                                ---------         ---------         ---------      ---------      ---------
Net interest income                             $   13.84         $   12.42         $   11.40      $    9.67      $    8.60
Provision for losses on loans                        (.89)             (.48)             (.08)          (.04)          (.32)
                                                ---------         ---------         ---------      ---------      ---------
     Net interest income after provision
         for losses on loans                        12.95             11.94             11.32           9.63           8.28
Noninterest income
     Service charges on deposit accounts             2.17              2.28              2.02           1.87           1.89
     Other service charges and fees                   .40               .14               .15            .18            .16
     Other operating income                           .62               .50               .54            .52            .29
                                                ---------         ---------         ---------      ---------      ---------
         Total noninterest income                    3.19              2.92              2.71           2.57           2.34
                                                ---------         ---------         ---------      ---------      ---------
Noninterest expense
     Salaries and benefits                          (5.78)            (5.72)            (4.84)         (3.83)         (3.78)
     Occupancy expense                              (1.15)             (.99)             (.97)          (.92)          (.73)
     Equipment expense                               (.89)             (.81)             (.48)          (.42)          (.38)
     Other expense                                  (3.60)            (2.71)            (2.95)         (3.08)         (3.43)
                                                ---------         ---------         ---------      ---------      ---------
         Total noninterest expense                 (11.42)           (10.23)            (9.24)         (8.25)         (8.32)
                                                ---------         ---------         ---------      ---------      ---------

         Earnings before income taxes                4.72              4.63              4.79           3.95           2.30
     Applicable income taxes                        (1.45)            (1.35)            (1.35)          (.80)          (.38)
                                                ---------         ---------         ---------      ---------      ---------

         Net earnings                           $    3.27         $    3.28         $    3.44      $    3.15      $    1.92
                                                =========         =========         =========      =========      =========

Average fully diluted shares (in thousands)         1,953             1,945             1,718          1,259          1,262
                                                =========         =========         =========      =========      =========


(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

TABLE 3. BALANCE SHEET COMPOSITION - PERCENTAGE OF TOTAL ASSETS

                                                              1997           AVERAGE BALANCES
                                                             ------          ----------------
Investment securities:
     Taxable                                                  21.80%         $    113,276,267
     Non-taxable                                               3.29%               17,109,101
Due from CD's                                                  0.21%                1,112,500
Federal Funds Sold                                             3.80%               19,716,712
Net loans                                                     61.02%              317,058,204
                                                             ------          ----------------

Total interest earning assets                                 90.12%              468,272,784

Cash and due from banks                                        5.51%               28,598,860

Premises, equipment and other                                  4.37%               22,714,052
                                                             ------          ----------------

     Total Assets                                            100.00%         $    519,585,696
                                                             ======          ================


PERCENTAGE OF TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits - interest bearing                                   62.89%         $   326,778,538
                                                             ------          ---------------

     Total interest bearing liabilities                       62.89%             326,778,538

Deposits - non-interest bearing                               25.79%             133,994,021
Other liabilities                                              0.49%               2,548,591
Stockholders' Equity                                          10.83%              56,264,546
                                                             ------          ---------------

     Total Liabilities and Stockholders' Equity              100.00%         $   519,585,696
                                                             ======          ===============

TABLE 4. AVERAGE BALANCE AND AVERAGE INTEREST RATES
        (IN THOUSANDS)

                                                   DECEMBER 31, 1997                           DECEMBER 31, 1996
                                       -----------------------------------------    ---------------------------------------
                                        AVG. BAL.      INTEREST       AVG. RATE      AVG. BAL.     INTEREST      AVG. RATE
                                       -----------    -----------    -----------    -----------   -----------   -----------
Investment Securities:
   Taxable                             $   113,276    $     6,829           6.03%   $   129,561   $     7,841          6.05%
   Non-taxable                              17,109          1,294           7.56%        18,212         1,415          7.77%
Due from CD's                                1,113             60           5.39%         1,978           107          5.41%
Interest bearing deposits with banks             0              0           0.00%         4,312           210          4.87%
Federal Funds sold                          19,717          1,084           5.50%        24,573         1,332          5.42%
Net loans                                  317,058         30,401           9.59%       260,795        24,915          9.55%
                                       -----------    -----------    -----------    -----------   -----------   -----------
Total interest earning assets              468,273         39,668           8.47%       439,431        35,820          8.15%
                                       -----------    -----------    -----------    -----------   -----------   -----------

Cash and due from banks                     28,599                                       24,873
Premises, equipment and other               22,714                                       20,606
                                       -----------                                  -----------

                                       $   519,586                                  $   484,910
                                       ===========                                  ===========

Deposits:
   Demand - interest bearing           $   112,859          2,942           2.61%   $   103,102   $     2,594          2.52%
   Savings                                  51,638          1,426           2.76%        51,862         1,427          2.75%
   Time                                    162,282          7,828           4.82%       152,201         7,140          4.69%
Borrowings                                       0              0           0.00%            92             8          8.70%
                                       -----------    -----------    -----------    -----------   -----------   -----------
Total interest bearing liabilities         326,779         12,196           3.73%       307,257        11,169          3.64%
                                       -----------    -----------    -----------    -----------   -----------   -----------

Deposits - non-interest bearing            133,994                                      123,590
Other liabilities                            2,548                                        2,646
Shareholders' equity                        56,265                                       51,417
                                       -----------                                  -----------

                                       $   519,586                                  $   484,910
                                       ===========                                  ===========
Net interest earnings                                 $    27,472                                 $    24,651
                                                      ===========                                 ===========

Net yield on interest earning assets                                        5.87%                                      5.61%
                                                                     ===========                                ===========
Interest rate spread                                                        4.74%                                      4.51%
                                                                     ===========                                ===========

                                                  DECEMBER 31, 1995
                                       ---------------------------------------
                                         AVG. BAL.     INTEREST     AVG. RATE
                                       -----------   -----------   -----------
Investment Securities:
   Taxable                             $   103,893   $     6,266          6.03%
   Non-taxable                              14,272         1,149          8.05%
Due from CD's                                1,419            76          5.36%
Interest bearing deposits with banks        13,515           793          5.87%
Federal Funds sold                          30,551         1,780          5.83%
Net loans                                  201,248        19,501          9.69%
                                       -----------   -----------   -----------
Total interest earning assets              364,898        29,565          8.10%
                                       -----------   -----------   -----------

Cash and due from banks                     20,745
Premises, equipment and other               17,001
                                       -----------

                                       $   402,644
                                       ===========

Deposits:
   Demand - interest bearing           $    83,104   $     2,031          2.44%
   Savings                                  46,549         1,336          2.87%
   Time                                    125,123         5,990          4.79%
Borrowings                                   2,536           220          8.68%
                                       -----------   -----------   -----------
Total interest bearing liabilities         257,312         9,577          3.72%
                                       -----------   -----------   -----------

Deposits - non-interest bearing            101,883
Other liabilities                            3,011
Shareholders' equity                        40,438
                                       -----------

                                       $   402,644
                                       ===========
Net interest earnings                                $    19,988
                                                     ===========

Net yield on interest earning assets                                      5.48%
                                                                   ===========
Interest rate spread                                                      4.38%
                                                                   ===========

Note: Average balances are based upon daily balances. The interest on non-taxable securities has been calculated on a fully taxable equivalent basis incorporating a tax rate of 34%. Non-accruing loans have been included in assets for these computations, thereby reducing yields on these investments.

TABLE 5. ANALYSIS OF VOLUME AND RATE CHANGES
         (IN THOUSANDS)



                                                     DECEMBER 31, 1997                            DECEMBER 31, 1996
                                         ------------------------------------------   ------------------------------------------
                                         CHANGES FROM    CHANGES IN     CHANGES IN    CHANGES FROM    CHANGES IN     CHANGES IN
                                          PRIOR YEAR       VOLUME         RATES        PRIOR YEAR       VOLUME          RATES
                                         ------------   ------------   ------------   ------------   ------------   ------------
Interest income:
   Taxable securities                    $     (1,012)  $       (986)  $        (26)  $      1,575   $      1,548   $         27
   Non-taxable securities                        (121)           (86)           (35)           266            317            (51)
   Due from CD's                                  (47)           (47)            (0)            31             30              1
   Federal funds sold                            (248)          (263)            15           (448)          (348)          (100)
   Deposits with financial institutions          (210)          (210)             0           (583)          (540)           (43)
   Loans                                        5,486          5,375            111          5,414          5,770           (356)
                                         ------------   ------------   ------------   ------------   ------------   ------------

     Total interest income                      3,848          3,783             65          6,255          6,777           (522)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Interest expense:
   Deposits:
     Demand - interest bearing                    348            245            103            563            489             74
     Savings                                       (1)            (6)             5             91            152            (61)
Time                                              688            473            215          1,150          1,296           (146)
   Borrowings                                      (8)            (8)             0           (212)          (212)             0
                                         ------------   ------------   ------------   ------------   ------------   ------------

Total interest expense                          1,027            704            323          1,592          1,725           (133)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Net interest income                      $      2,821   $      3,079   $       (258)  $      4,663   $      5,052   $       (389)
                                         ============   ============   ============   ============   ============   ============

The rate/volume variance has been allocated to the changes in rates. Non-accrual loans are included in the calculations made above. The interest on non-taxable investment income has been calculated on a fully taxable equivalent basis incorporating an effective tax rate of 34%.

TABLE 6. NONINTEREST INCOME AND NONINTEREST EXPENSE


NONINTEREST INCOME

                                       1997      1996
                                      BALANCE   BALANCE    $ CHANGE  % CHANGE
                                      -------   -------    --------  --------
Service charges on deposit accounts   $ 4,240   $ 4,436    $  (196)    (4.42%)
Other service charges and fees            774       281        493    175.44%
Other operating income                  1,224       962        262     27.24%
Securities transactions                    15        (2)        17         0
                                      -------   -------    -------    ------

     Total                            $ 6,253   $ 5,677    $   576     10.15%
                                      =======   =======    =======    ======


NONINTEREST EXPENSE

                                       1997      1996
                                      BALANCE   BALANCE    $ CHANGE  % CHANGE
                                      -------   -------    --------  --------
Salaries and employee benefits        $11,294   $11,117    $   177      1.59%
Occupancy expense                       2,253     1,915        338     17.65%
Furniture and equipment expense         1,733     1,573        160     10.17%
Other real estate expense                 210       283        (73)   (25.80)%
Merger related expense                  1,571         0      1,571    100.00%
Other operating expense                 5,259     5,000        259      5.18%
                                      -------   -------    -------    ------

                                      $22,320   $19,888    $ 2,432     12.23%
                                      =======   =======    =======    ======


TABLE 7. AVERAGE DEPOSITS

                                           YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------
                                               (IN THOUSANDS)
                               1997       1996       1995       1994       1993
                             --------   --------   --------   --------   --------
Noninterest-bearing demand   $133,994   $123,590   $101,883   $ 65,909   $ 59,577
Interest-bearing demand(1)    112,859    103,102     83,104     46,103     46,643
Savings(1)                     51,638     51,862     46,549     29,097     28,035
Time(1)                       162,282    152,201    125,123     79,786     78,712

(1) Table 4 presents the average rate paid on these deposit categories for each of the three years ended December 31, 1997.


TABLE 8. ANALYSIS OF CERTIFICATES OF DEPOSIT EXCEEDING $100,000

                                                         AT DECEMBER 31, 1997
           MATURITY                                         (IN THOUSANDS)
           --------                                      --------------------
Three (3) months or less                                     $  23,540
Over three (3) months through six (6) months                    10,448
Over six (6) months through twelve (12) months                  12,196
Over twelve (12) months                                          2,588
                                                             ---------

                                                             $  48,772
                                                             =========

TABLE 9. COMPOSITION OF THE LOAN PORTFOLIO

LOAN PORTFOLIO

                                                 DECEMBER 31,
                             ----------------------------------------------------
                               1997       1996       1995       1994       1993
                             --------   --------   --------   --------   --------
Commercial and industrial    $ 67,013   $ 56,935   $ 44,651   $ 28,593   $ 27,935
Real estate - construction     10,354     15,920      8,626      7,205      2,997
Real estate - other           205,163    156,472    123,130     80,472     68,837
Installment                    58,774     63,833     59,765     27,786     27,428
Other                           1,262      1,364      1,392        403        255
                             --------   --------   --------   --------   --------
     Total loans, net of
       unearned discount     $342,566   $294,524   $237,564   $144,459   $127,452
                             ========   ========   ========   ========   ========


                                                  DECEMBER 31, 1997
                                     -----------------------------------------
                                     1 YEAR             1 - 5           AFTER
                         DUE IN:     OR LESS            YEARS          5 YEARS
                                     -------           -------         -------
Commercial and industrial loans      $34,799           $27,117         $ 5,097
Real estate construction               6,320             3,978              56
                                     -------           -------         -------

     Total                           $41,119           $31,095         $ 5,153
                                     =======           =======         =======


Loans due after 1 year which have
   Predetermined interest rates                        $22,378
   Floating or adjustable rates                         13,870
                                                       -------

     Total                                             $36,248
                                                       =======


LOAN PORTFOLIO COMPOSITION

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                            1997         1996          1995
                                            ----         ----          ----
Commercial and industrial                   19.6%        19.3%         18.8%
Real estate - construction                   3.0%         5.4%          3.6%
Real estate - other                         59.9%        53.1%         51.8%
Individuals for household and
   other consumer purposes                  17.2%        21.7%         25.2%
Other                                         .3%          .5%           .6%

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR LOSSES ON LOANS BY CATEGORY OF LOANS
          AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS OUTSTANDING


                                                         DECEMBER 31,
                  -------------------------------------------------------------------------------------------
                       1997               1996               1995               1994               1993
                  ---------------    ---------------    ---------------    ---------------    ---------------
                            % OF               % OF               % OF               % OF               % OF
                  AMOUNT    LOAN     AMOUNT    LOAN     AMOUNT    LOAN     AMOUNT    LOAN     AMOUNT    LOAN
                  ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Commercial and
   industrial     $1,290     19.6%   $1,350     19.3%   $1,621     18.8%   $  826     19.8%   $1,010     21.9%
Real estate -
   construction        *      3.0%        *      5.4%        *      3.6%        *      5.0%        *      2.4%
Real estate -
   other             918     59.9%      139     53.1%       50     51.8%      751     55.7%      277     54.0%
Installment        1,479     17.2%    1,224     21.7%      740     25.2%      486     19.2%      699     21.5%
Other                  *       .3%        *       .5%        *       .6%        *       .3%        *       .2%
                  ------   ------    ------   ------    ------   ------    ------   ------    ------   ------

   Total          $3,687    100.0%   $2,713    100.0%   $2,411    100.0%   $2,063    100.0%   $1,986    100.0%
                  ======   ======    ======   ======    ======   ======    ======   ======    ======   ======


*  Less than $1,000


TABLE 11. NONACCRUAL AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                          DECEMBER 31,
                           --------------------------------------------------------------------
                             1997(1)         1996(1)         1995(1)      1994         1993
                           ----------      ----------      ----------   ----------   ----------
Non-accrual loans          $    1,954      $    2,129      $    3,125   $    1,215   $    1,455
Past due 90 days or more          611             953             850          128          168
                           ----------      ----------      ----------   ----------   ----------

    Total non-performing
       loans                    2,565           3,082           3,975        1,343        1,623

Other real estate owned         1,132             890           1,697        1,461        1,578
                           ----------      ----------      ----------   ----------   ----------

    Total non-performing
       assets              $    3,697      $    3,972      $    5,672   $    2,804   $    3,201
                           ==========      ==========      ==========   ==========   ==========


(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

TABLE 12. ALLOWANCE FOR LOSSES ON LOANS

                                                                        (IN THOUSANDS)
                                                                    YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                            1997(1)         1996(1)         1995(1)        1994          1993
                                           ---------       ---------       ---------     ---------     ---------
Average loans outstanding                  $ 317,058       $ 260,795       $ 201,248     $ 135,077     $ 125,476
                                           =========       =========       =========     =========     =========

Loans outstanding at year-end              $ 342,566       $ 294,524       $ 237,564     $ 144,459     $ 127,452
                                           =========       =========       =========     =========     =========

Allowance at beginning of period           $   2,713       $   2,411       $   2,063     $   1,986     $   1,725
                                           ---------       ---------       ---------     ---------     ---------

Allowance of acquired banks                        0               0             738             0             0
Provision charged to expense                   1,740             940             135            50           410
                                           ---------       ---------       ---------     ---------     ---------

Loans charged off:
   Commercial and industrial                    (329)           (403)           (499)         (175)         (197)
   Real estate - construction                      0               0               0             0             0
   Real estate - other                          (208)            (41)            (14)         (159)          (54)
   Installment                                  (420)           (347)           (211)         (103)         (136)
   Other                                         (16)             (9)            (18)            0             0
                                           ---------       ---------       ---------     ---------     ---------
        Total                                   (973)           (800)           (742)         (437)         (387)
                                           ---------       ---------       ---------     ---------     ---------

Loans recovered:
Commercial and industrial                         61              85             101           155           150
   Real estate - construction                      0               0               0             0             0
   Real estate - other                            17              19              64           296            44
   Installment                                   126              52              50            13            44
   Other                                           3               6               2             0             0
                                           ---------       ---------       ---------     ---------     ---------
      Total                                      207             162             217           464           238
                                           ---------       ---------       ---------     ---------     ---------
Net loans (charged-off) recovered               (766)           (638)           (525)           27          (149)
                                           ---------       ---------       ---------     ---------     ---------
Allowance at end of period                 $   3,687       $   2,713       $   2,411     $   2,063     $   1,986
                                           =========       =========       =========     =========     =========
Ratios:
   Allowance as a percent of loans
     outstanding at year-end                    1.08%            .92%           1.01%         1.43%         1.56%
   Allowance as a percent of
     average loans                              1.16%           1.04%           1.20%         1.53%         1.58%
   Net loans charged-off (recovered)
     as a percent of average loans
     outstanding                                 .24%            .24%            .26%         (.02%)        0.12%
   Allowance as a percentage
     of nonperforming loans                   143.74%          88.03%          60.65%       153.60%       122.40%

   Nonperforming loans as a percentage
     of loans                                    .75%           1.05%           1.67%          .93%         1.27%

   Nonperforming assets as a percentage
     of loans plus foreclosed properties        1.08%           1.34%           2.39%         1.94%         2.51%

   Loans 90 days or more past due and
     not on nonaccrual status as a
     percentage of loans                         .18%            .32%            .36%          .09%          .13%

(1) The Company's financial statements for the fiscal year ended December 31, 1995, and following reflect the acquisition of Texas Gulf, which occurred May 1, 1995. See note 2 to the Company's Consolidated Financial Statements.

TABLE 13. RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1997
          (DOLLARS IN THOUSANDS)

                                                 RATE SENSITIVE WITHIN
                                  ---------------------------------------------------                   NONRATE
                                    30-DAY        90-DAY       180-DAY      ONE YEAR       TOTAL       SENSITIVE     TOTAL
                                  ---------     ---------     ---------     ---------    ---------     ---------   ---------
Earning Assets:
   Loans, Net of Unearned
     Discount                     $  97,027     $  13,496     $  21,912     $  34,116    $ 166,551     $ 176,015   $ 342,566
   Investment Securities              9,784        10,428        11,275        16,633       48,120        82,509     130,629
   Federal Funds Sold                16,050             0             0             0       16,050             0      16,050
                                  ---------     ---------     ---------     ---------    ---------     ---------   ---------
     Total Earning Assets           122,861        23,924        33,187        50,749      230,721       258,524     489,245
                                  ---------     ---------     ---------     ---------    ---------     ---------   ---------
Interest Bearing Liabilities:
   Interest Bearing Deposits        205,167        33,878        37,102        40,882      317,029        19,578     336,607
                                  ---------     ---------     ---------     ---------    ---------     ---------   ---------
      Total Interest Bearing
        Liabilities                 205,167        33,878        37,102        40,882      317,029        19,578     336,607
                                  ---------     ---------     ---------     ---------    ---------     ---------   ---------
Interest Sensitivity Gap          $ (82,306)    $  (9,954)    $  (3,915)    $   9,867    $ (86,308)
                                  =========     =========     =========     =========    =========
Ratio of Earning Assets to
   Interest Bearing Liabilities       59.88%        70.62%        89.45%       124.14%       72.78%
                                  =========     =========     =========     =========    =========


TABLE 14. INVESTMENT SECURITIES AND OTHER EARNING ASSETS
          (DOLLARS IN THOUSANDS)

                                               FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                             1997           1996           1995
                                           --------       --------       --------
U. S. Treasury & Agencies                  $103,857       $117,937       $129,110
States and Political Subdivisions            20,209         20,196         21,382
Other                                         6,563          5,017            227
                                           --------       --------       --------
     Total investment securities            130,629        143,150        150,719

Interest-bearing deposits                         0          1,000         24,427
Federal funds sold                           16,050          6,375         28,175
                                           --------       --------       --------
     Total investment securities and
       other earning assets                $146,679       $150,525       $203,321
                                           ========       ========       ========


                                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                         -----------------------------------------------------------------------------------------
                                                                   AVAILABLE FOR SALE
                                         ----------------------------------------------------------------------
                                                             STATES & POLITICAL SUBDIVISIONS
                                         U. S. TREASURY      -------------------------------
                                           & AGENCIES          TAXABLE           NON-TAXABLE           OTHER              TOTAL
                                         --------------      -----------         -----------        -----------        -----------
Due within one year:
   Amortized Cost                          $    33,471       $       300         $     2,791        $         0        $    36,562
   Market Value                                 33,439               299               2,802                  0             36,540
   Yield                                          5.58%             5.40%               7.31%                 0               5.71%
Due after one but within five years:
   Amortized Cost                          $    66,604       $       199         $    10,381        $         0        $    77,184
   Market Value                                 66,922               205              10,573                  0             77,700
   Yield                                          6.25%             7.70%               6.91%                 0               6.34%
Due after five but within ten years:
   Amortized Cost                          $     3,491       $         0         $     3,850        $         0        $     7,341
   Market Value                                  3,496                 0               4,054                  0              7,550
   Yield                                          6.30%                0                7.94%                 0               7.16%
Due after ten years:
   Amortized Cost                          $         0       $     2,000         $       271        $     6,563        $     8,834
   Market Value                                      0             1,998                 278              6,563              8,839
   Yield                                             0              6.36%               6.97%              5.63%              5.84%

Note: The interest on non-taxable securities has been calculated on a fully taxable equivalent basis incorporating a tax rate of 34%.

TABLE 15. RISK-BASED CAPITAL

                                                        DECEMBER 31,                   MINIMUM
                                             --------------------------------         REGULATORY
                                             1997          1996         1995         REQUIREMENTS
                                             -----         -----        -----        ------------
         Risk based capital ratios:
              Tier 1                         15.76%        16.70%       18.85%          4.00%
              Total Capital                  16.79%        17.56%       19.79%          8.00%
         Leverage Ratio                      10.82%        10.76%       11.98%          3.00%(1)

     (1) The FRB may require any bank holding company to maintain a leverage ratio of up to 200 basis points above the required minimum.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes.

Interest rate risk results when the maturity or repricing intervals of the interest-earning assets and interest-bearing liabilities are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets and interest-bearing liabilities. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of attempting to select the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Because the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. The rates and terms of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities (see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition Analysis - Asset/Liability Management" and Table
13) for a further discussion of rate sensitive assets, rate sensitive liabilities and net interest spread).

INTEREST-RATE RISK

     One of the most important aspects of management's efforts to sustain long-term profitability for the Company is the management of interest-rate risk. Management's goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return, and degree of risk.

     The Company uses interest-rate sensitivity (GAP) analysis to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in Table 13. The analysis presented in Table 13 has been made at a point in time and could change significantly on a daily basis. The GAP report is not relied upon exclusively to evaluate the impact of, or predict how the Company is positioned to react to, changing interest rates. Other methods such as simulation analysis are also considered in evaluating the Company's interest-rate risk.

     At December 31, 1997, the GAP report indicated that the Company was liability sensitive, with $86.3 million more liabilities than assets repricing within one year.

     Balance sheet simulation analysis is conducted at year end to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at December 31, 1997, and holds the rates and volumes constant for simulation. When this position is compared to rising rates (prime rate to 11% by year-end 1998) and declining rates (prime rate to 6%), net interest income was a negative $649,000 and $493,000, respectively, for the year ended December 1998. Another simulation using an "estimated" scenario (prime rate to 8%) resulted in a $63,000 pretax decrease in net interest income. Those scenarios are within the Company's policy limit of a 10% variation.

     The actual impact of changing interest rates on net interest income is dependent on a number of factors such as the growth of earning assets and interest-bearing liabilities, the magnitude of the interest rate changes, the timing of the repricing of assets and liabilities, interest-rate spreads, and the asset/liability strategies implemented by management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Report of Independent Auditors .........................................   35

Merchants Bancshares, Inc. and Subsidiaries :

         Consolidated Balance Sheet - December 31, 1997 and 1996 .......   36

         Consolidated Statement of Income -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   38

         Consolidated Statement of Stockholders' Equity -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   40

         Consolidated Statement of Cash Flows -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   41

Merchants Bancshares, Inc. (Parent Company Only):

         Balance Sheet - December 31, 1997 and 1996 ....................   44

         Statement of Income -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   45

         Statement of Stockholders' Equity -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   40

         Statement of Cash Flows -
                  For each of the three years in the period
                  ended December 31, 1997 ..............................   46


Notes to Financial Statements ..........................................   47

     All other schedules or supplementary data are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                           MERCHANTS BANCSHARES, INC.

                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

            [HIDALGO, BANFILL, ZLOTNIK & KERMALI, P.C. LETTERHEAD]




Board of Directors and Shareholders
Merchants Bancshares, Inc.
Houston, Texas



                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Merchants Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and the balance sheet of Merchants Bancshares, Inc. (parent company only) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merchants Bancshares, Inc. and subsidiaries and the financial position of Merchants Bancshares, Inc. (parent company only) as of December 31, 1997 and 1996, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       Hidalgo, Banfill, Zlotnik & Kermali, P.C.


Houston, Texas
February 4, 1998

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                            December 31,
                                                   -----------------------------
                                                       1997             1996
                                                   ------------     ------------
Cash and due from banks (Note 3)                   $ 37,563,149     $ 30,072,740
Time deposit with financial institution                    --          1,000,000
Federal funds sold                                   16,050,000        6,375,000
Investment securities (Note 4):
   Available-for-sale                               130,628,753      123,076,038
   Held-to-maturity (Market value
      1996 - $ 20,650,858)                                 --         20,196,377

Loans (Note 5):
   Loans, net of unearned income
      of $ 5,369,899  in 1997 and
      $ 6,285,388 in 1996                           342,566,214      294,523,715
   Less allowance for credit losses                   3,687,351        2,712,864
                                                   ------------     ------------

   Total loans, net                                 338,878,863      291,810,851


Bank premises and equipment (Note 6)                 14,733,290       14,797,074
Accrued interest receivable                           3,665,261        3,662,988
Real estate and other loan related assets             1,323,432          959,347
Other assets                                          3,108,077        2,620,007
                                                   ------------     ------------

   Total Assets                                    $545,950,825     $494,570,422
                                                   ============     ============


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------    -------------
Deposits:
   Noninterest bearing                           $ 147,749,156    $ 129,314,210
   Interest bearing (Note 7)                       336,607,429      309,728,402
                                                 -------------    -------------

                                                   484,356,585      439,042,612
Accrued interest, taxes and other
   liabilities                                       3,607,583        2,016,475
                                                 -------------    -------------

   Total Liabilities                               487,964,168      441,059,087
                                                 -------------    -------------

Commitments and Contingencies (Note 11)                     --               --

Stockholders' Equity (Notes 9, 12 and 15):
   Preferred stock, $ 20 par value,
      authorized 2,000,000 shares                           --               --
   Common stock, $ 1 par value,
      authorized 10,000,000 shares,
      issued 1,977,855 shares in 1997
      and 1996                                       1,977,855        1,977,855
   Paid-in capital                                  25,766,675       25,766,675
   Retained earnings                                30,096,598       25,954,348
   Net unrealized gain (loss) on
      investment securities available-for-sale
      (net of income taxes)                            467,323           81,024
                                                 -------------    -------------

                                                    58,308,451       53,779,902
   Less cost of stock held in treasury:
      Common, 26,016 shares in 1997 and
        22,885 in 1996                                (321,794)        (268,567)
                                                 -------------    -------------

   Total Stockholders' Equity                       57,986,657       53,511,335
                                                 -------------    -------------

   Total Liabilities and
      Stockholders' Equity                       $ 545,950,825    $ 494,570,422
                                                 =============    =============


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                   Year Ended December 31,
                                         -------------------------------------------
                                             1997           1996            1995
                                         ------------   ------------    ------------
Interest Income:
   Interest and fees
      on loans                           $ 30,401,317   $ 24,915,315    $ 19,500,532
   Investment securities:
      Taxable interest                      6,829,289      7,841,312       6,265,941
      Non-taxable interest                    853,726        933,985         758,059
   Interest bearing deposits with bank             --        209,595         793,023
   Time deposits with financial
      institutions                             59,978        106,857          76,140
   Federal funds sold                       1,083,678      1,332,412       1,780,062
                                         ------------   ------------    ------------

      Total Interest Income                39,227,988     35,339,476      29,173,757
                                         ------------   ------------    ------------

Interest Expense:
   Deposits                                12,196,470     11,160,623       9,356,469
   Long-term borrowings                            --          8,642         220,418
                                         ------------   ------------    ------------

      Total Interest Expense               12,196,470     11,169,265       9,576,887
                                         ------------   ------------    ------------

Net interest income                        27,031,518     24,170,211      19,596,870
Provision for credit
   losses (Note 5)                          1,740,000        940,000         135,000
                                         ------------   ------------    ------------
Net interest income after
   provision for credit losses             25,291,518     23,230,211      19,461,870
                                         ------------   ------------    ------------

Noninterest Income:
   Service charges on deposit
      accounts                              4,239,574      4,436,228       3,472,492
   Other service charges
      and fees                                773,650        280,453         256,110
   Other operating income                   1,224,327        962,249         926,841
   Securities transactions (Note 4)            14,958         (1,625)            (40)
                                         ------------   ------------    ------------

      Total Noninterest Income              6,252,509      5,677,305       4,655,403
                                         ------------   ------------    ------------

Noninterest Expense:
   Salaries and employee
      benefits                             11,294,074     11,116,967       8,316,752
   Occupancy expense                        2,252,723      1,915,379       1,665,812
   Furniture and equipment
      expense                               1,732,816      1,573,489         824,168
   Other real estate expense                  209,615        282,925         290,364
   Merger related expenses (Note 2)         1,571,555             --              --
   Other operating expense (Note 16)        5,258,996      4,999,688       4,780,721
                                         ------------   ------------    ------------

      Total Noninterest Expense            22,319,779     19,888,448      15,877,817
                                         ------------   ------------    ------------


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                                                   Year Ended December 31,
                                         -------------------------------------------
                                             1997           1996            1995
                                         ------------   ------------    ------------
Income before provision for
   income taxes                             9,224,248      9,019,068       8,239,456
Provision for income taxes
   (Note 10)                                2,836,600      2,634,100       2,332,700
                                         ------------   ------------    ------------
Net Income                               $  6,387,648   $  6,384,968    $  5,906,756
                                         ============   ============    ============

Weighted Average Number of Common
   Shares Outstanding                       1,952,883      1,945,178       1,718,211
                                         ============   ============    ============


Net Income per Common Share              $       3.27   $       3.28    $       3.44
                                         ============   ============    ============


See notes to financial statements.

           MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES (CONSOLIDATED)
                                       AND
                 MERCHANT BANCSHARES, INC. (PARENT COMPANY ONLY)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                     Net Unrealized
                                                                                                     Gain (Loss) on
                                                                                                       Securities
                                          Preferred        Common        Paid-In        Retained     Available-for-     Treasury
                                            Stock          Stock         Capital        Earnings          Sale           Stock
                                         ------------   ------------   ------------   ------------   --------------   ------------
Balance at January 1, 1995               $         --   $  1,281,650   $  8,630,862   $ 16,002,758    $    (62,728)   $   (313,444)
Net income                                         --             --             --      5,906,756              --              --
Cash dividends declared -
   common stock, $.41 per share                    --             --             --       (742,928)             --              --
Net change in unrealized gain (loss)
   on investment securities
   available-for-sale                              --             --             --             --       1,001,073              --
Common stock issued                                --        696,205     17,135,813             --         (78,790)             --
Acquired 15,328 shares of
   treasury stock                                  --             --             --             --              --        (174,256)
Sold 3,457 shares of treasury
   stock                                           --             --             --             --              --          39,133
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1995                       --      1,977,855     25,766,675     21,166,586         859,555        (448,567)
Net income                                         --             --             --      6,384,968              --              --
Cash dividends declared -
   common stock, $.82 per share                    --             --             --     (1,597,206)             --              --
Net change in unrealized gain (loss)
   on investment securities available-
   for-sale                                        --             --             --             --        (778,531)             --
Sold 12,000 shares of treasury stock               --             --             --             --              --         180,000
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1996                       --      1,977,855     25,766,675     25,954,348          81,024        (268,567)
Net income                                         --             --             --      6,387,648              --              --
Cash dividends declared - common
   stock, $1.15 per share                          --             --             --     (2,245,398)             --              --
Net change in unrealized gain (loss)
   on investment securities available-
   for-sale                                        --             --             --             --         386,299              --
Acquired 3,131 shares of treasury
   stock                                           --             --             --             --              --         (53,227)
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1997             $         --   $  1,977,855   $ 25,766,675   $ 30,096,598    $    467,323    $   (321,794)
                                         ============   ============   ============   ============    ============    ============


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                      Year Ended December 31,
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
Cash Flows From Operating
  Activities:

Net income                                 $  6,387,648    $  6,384,968    $  5,906,756
                                           ------------    ------------    ------------

Adjustments to Reconcile Net
  Income to Cash Flows
  from Operating Activities:

  Provision for credit losses                 1,740,000         940,000         135,000
  Discount (Accretion) amortized to
     income                                     428,768         647,568         246,698
  Loss (Gain) on sale or maturity of
     investment securities                      (14,958)          1,625              40
  Origination of mortgage loans for sale    (11,859,523)    (10,878,114)     (7,419,281)
  Proceeds from mortgage loans sold          11,697,709      10,965,560       7,336,361
  Depreciation and amortization               1,561,023       1,148,126         888,835
  Loss (Gain) on sale of premises
     and equipment                             (139,161)        (58,652)         24,216
  Provision for losses on real
     estate and other loan related
     assets                                     152,004         176,446         109,900
  Loss (Gain) on sale of real estate
     and other loan related assets               40,951         (17,922)         11,528
  Decrease (Increase) in accrued
     interest receivable                         (2,273)        266,916        (164,755)
  Decrease (Increase) in other
     assets                                    (837,411)        287,206        (110,580)
  Increase (Decrease) in accrued
     interest, taxes and other
     liabilities                              1,591,108        (559,638)        219,740
                                           ------------    ------------    ------------

     Total Adjustments                        4,358,237       2,919,121       1,277,702
                                           ------------    ------------    ------------

Net Cash Flows From
  Operating Activities                       10,745,885       9,304,089       7,184,458
                                           ------------    ------------    ------------


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                   1997           1996           1995
                                                -----------    -----------    -----------
Cash Flows From Investing Activities:
  Net decrease (increase) in time
     deposits in financial institutions           1,000,000       (102,000)     1,096,000
  Proceeds from the maturities of
     held-to-maturity investment securities       2,785,000      2,525,000     19,036,859
  Proceeds from the sales of
     available-for-sale investment securities       613,402      6,989,472             --
  Proceeds from the maturities of
     available-for-sale investment securities    45,731,028     53,584,174     19,311,807
  Purchase of held-to-maturity
     investment securities                       (1,011,330)    (1,368,028)   (24,717,436)
  Purchase of available-for-sale
     investment securities                      (35,302,945)   (54,811,429)   (20,152,737)
  Net (increase) decrease in loans              (48,400,861)   (56,082,964)   (13,919,914)
  Rebates paid to customers                      (1,244,264)    (1,471,245)    (1,033,599)
  Recoveries of loans charged-off                   207,855        162,295        216,986
  Proceeds from sale of premises
     and equipment                                  243,816        124,524         24,738
  Capital expenditures                           (1,390,767)    (7,192,938)      (599,288)
  Proceeds from sale of real
     estate and other loan related assets           289,032        359,437        423,356
  Excess of cost over equity in net assets
     of acquired subsidiary                        (115,790)            --             --
                                                -----------    -----------    -----------

Net Cash Flows From Investing
  Activities                                    (36,595,824)   (57,283,702)   (20,313,228)
                                                -----------    -----------    -----------

Cash Flows From Financing Activities:
  Net increase in demand deposits,
    NOW accounts and savings accounts            31,945,381      6,103,772     14,980,594
  Net increase in time deposits                  13,368,592      1,557,836      9,311,209
  Repayment of long-term borrowings                      --     (3,082,960)      (374,045)
  Proceeds from sale of treasury stock                   --        180,000         39,133
  Purchase of treasury stock                        (53,227)            --       (174,256)
  Dividends paid                                 (2,245,398)    (1,597,206)      (742,928)
  Purchase Minority interest                             --       (286,697)            --

Net Cash Flows From Financing Activities         43,015,348      2,874,745     23,039,707
                                                -----------    -----------    -----------


See notes to financial statements.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES

                                                    Year Ended December 31,
                                           -------------------------------------------
                                               1997           1996            1995
                                           ------------   ------------    ------------
Net Increase (decrease) in
  Cash and Cash Equivalents                  17,165,409    (45,104,868)      9,910,937
Cash and Cash Equivalents at
  Beginning of Period                        36,447,740     81,552,608      41,912,004
Cash Received in Acquisition of Bank                 --             --      29,729,667
                                           ------------   ------------    ------------
Cash and Cash Equivalents at
  End of Period                            $ 53,613,149   $ 36,447,740    $ 81,552,608
                                           ============   ============    ============

Interest Paid                              $ 12,108,196   $ 11,243,162    $  9,489,152
                                           ============   ============    ============

Federal Income Taxes Paid                  $  3,930,000   $  2,435,309    $  1,635,366
                                           ============   ============    ============

Non-Cash Transactions:
  Bank loans for real estate and
     other loan related assets sold        $    248,730   $  1,067,492    $    607,832

  Foreclosed properties transferred to
     real estate and other loan
     related assets                        $    892,798   $    774,593    $    736,956

  Unrealized gain (loss) on available-
     for-sale investment securities        $    708,065   $    122,762    $  1,313,525

  Held-to-maturity investment securities
     transferred to available-for-sale
     investment securities                 $ 18,403,958   $         --    $         --

  Issued 696,205 shares of common
     stock for the merger with
     Texas Gulf Coast Bancorp, Inc.        $         --   $         --    $ 17,753,228


See notes to financial statements.

                           MERCHANTS BANCSHARES, INC.
                              (PARENT COMPANY ONLY)

                                  BALANCE SHEET

                                     ASSETS

                                                           December 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Cash                                               $    211,948    $    609,223
Time deposit with financial institution                      --       1,000,000
Due from bank subsidiary                              1,646,974       1,356,268
Investment in bank subsidiary                        56,931,097      50,096,619
Equipment                                                57,890          82,403
Excess of cost of subsidiaries over
   equity in net assets acquired, net
   of accumulated amortization of
   $ 307,247 in 1997 and $ 292,857
   in 1996                                              268,419         282,809
Other assets                                            270,579          84,330
                                                   ------------    ------------

     Total Assets                                  $ 59,386,907    $ 53,511,652
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                   $  1,400,250    $        317
                                                   ------------    ------------

     Total Liabilities                                1,400,250             317
                                                   ------------    ------------

Commitments and Contingencies (Note 11)                      --              --

Stockholders' Equity (Notes 9, 12 and 15):
   Preferred stock, $ 20 par value,
     authorized 2,000,000 shares                             --              --
   Common stock, $ 1 par value,
     authorized 10,000,000 shares,
     issued 1,977,855 shares in 1997
     and 1996                                         1,977,855       1,977,855
   Paid-in capital                                   25,766,675      25,766,675
   Retained earnings                                 30,096,598      25,954,348
   Net unrealized gain (loss) on investment
     securities available-for-sale
     (net of income taxes)                              467,323          81,024
                                                   ------------    ------------

                                                     58,308,451      53,779,902
   Less cost of stock held in treasury:
     Common, 26,016 shares in 1997 and
     22,885 in 1996                                    (321,794)       (268,567)
                                                   ------------    ------------

     Total Stockholders' Equity                      57,986,657      53,511,335
                                                   ------------    ------------

     Total Liabilities and Stockholders' Equity    $ 59,386,907    $ 53,511,652
                                                   ============    ============


See notes to financial statements.

                           MERCHANTS BANCSHARES, INC.
                              (PARENT COMPANY ONLY)

                               STATEMENT OF INCOME


                                                 Year Ended December 31,
                                       -----------------------------------------
                                           1997           1996           1995
                                       -----------    -----------    -----------
Income:
   Cash dividend from subsidiary       $ 1,000,000    $        --    $ 3,000,000
   Interest income                          59,978         91,736         13,072
                                       -----------    -----------    -----------

                                         1,059,978         91,736      3,013,072
                                       -----------    -----------    -----------

Expenses:
   Operating expenses                      230,857        212,916        197,568
   Merger related expenses (Note 2)      1,460,153             --             --
                                       -----------    -----------    -----------
                                         1,691,010        212,916        197,568
                                       -----------    -----------    -----------

Income (loss) before
   income tax benefit and
   equity in undistributed
   income of subsidiary                   (631,032)      (121,180)     2,815,504

Income tax benefit                         570,500        199,000        299,400
                                       -----------    -----------    -----------

Income (loss) before equity
   in undistributed income
   of subsidiary                           (60,532)        77,820      3,114,904

Equity in undistributed
   income of subsidiary                  6,448,180      6,307,148      2,791,852
                                       -----------    -----------    -----------

Net income                             $ 6,387,648    $ 6,384,968    $ 5,906,756
                                       ===========    ===========    ===========


See notes to financial statements.

                           MERCHANTS BANCSHARES, INC.
                              (PARENT COMPANY ONLY)

                             STATEMENT OF CASH FLOWS

                                                           Year Ended December 31,
                                                --------------------------------------------
                                                    1997            1996            1995
                                                ------------    ------------    ------------
Cash Flows From Operating
   Activities:

Net Income                                      $  6,387,648    $  6,384,968    $  5,906,756

Adjustments to Reconcile Net Income to
   Cash Flows From Operating Activities:

   Equity in undistributed income
     of subsidiary                                (6,448,180)     (6,307,148)     (2,791,852)
   Amortization and depreciation                      31,990          24,250          17,040
   Loss on sale of equipment                           6,914              --              --
   Increase (Decrease) in accrued expenses         1,399,933         (19,127)       (119,222)
   Decrease (Increase) in due from subsidiary       (290,706)        452,732        (862,944)
   Decrease (Increase)  in other assets             (186,249)        217,349         427,000
                                                ------------    ------------    ------------

Net Cash Flows From Operating Activities             901,350         753,024       2,576,778
                                                ------------    ------------    ------------

Cash Flows From Investing Activities:
   (Decrease) in due to Bank subsidiary                   --              --         (43,472)
   Purchase of equipment                                  --         (68,412)        (26,500)
                                                ------------    ------------    ------------

Net Cash Flows From Investing Activities                  --         (68,412)        (69,972)
                                                ------------    ------------    ------------

Cash Flows From Financing Activities:
   Proceeds from sale of treasury stock                   --         180,000          39,133
   Purchase of treasury stock                        (53,227)             --        (174,256)
   Dividends paid                                 (2,245,398)     (1,597,206)       (742,928)
                                                ------------    ------------    ------------

Net Cash Flows From Financing Activities          (2,298,625)     (1,417,206)       (878,051)
                                                ------------    ------------    ------------

Net Increase (Decrease) in Cash
   and Cash Equivalents                           (1,397,275)       (732,594)      1,628,755
Cash and Cash Equivalents at
   Beginning of Year                               1,609,223       2,341,817         713,062
                                                ------------    ------------    ------------
Cash and Cash Equivalents at
   End of Year                                  $    211,948    $  1,609,223    $  2,341,817
                                                ============    ============    ============

Interest Paid                                   $         --    $         --    $         --
                                                ============    ============    ============

Taxes Paid                                      $  3,930,000    $  2,435,309    $  1,635,366
                                                ============    ============    ============

Non-Cash Transactions:
   Issued 696,205 shares of common stock
   for the merger with Texas Gulf
   Coast Bancorp, Inc.                          $         --    $         --    $ 17,753,228
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relates to the allowance for credit losses. Actual results could differ from those estimates.

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

FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary, Gulf Southwest Nevada Bancorp, Inc. and its wholly-owned subsidiary Merchants Bank and majority owned subsidiary Funds Management Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in subsidiary is accounted for on the equity method of accounting in the Parent Company Only financial statements.

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

LOANS

Loans are stated at the principal amount outstanding, net of unearned income and the allowance for credit losses. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Interest on commercial, real estate and other loans is accrued over the term of the loan based on the amount of principal outstanding except

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying value of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loans observable market price or the fair value of the collateral, if the loan is collateral dependent. A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principle payments as scheduled in the loan agreement. The Company considers its nonaccrual loans as impaired loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established by a charge to income as a provision for credit losses. Actual credit losses or recoveries are charged or credited directly to this allowance. The amount of the allowance is determined based upon evaluation of the loan portfolio, a review of past loan loss experience and management's judgment with respect to current and expected economic conditions and their potential impact on the loan portfolio.

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

REAL ESTATE AND OTHER LOAN RELATED ASSETS

Real estate and other loan related assets are stated at the lower of cost or estimated fair value, less the estimated costs to sell. Any reduction from cost (loan value) to estimated fair value at the time of foreclosure is charged to the allowance for credit losses. Subsequent valuation adjustments are charged to current earnings through the provision for revaluation of real estate and other loan related assets. Losses on dispositions are recognized in the period of occurrence while gains are not

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE AND OTHER LOAN RELATED ASSETS (CONTINUED)

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

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION AND MERGERS

The Company in January 1998 signed a definitive agreement to merge with and into Union Planters Corporation in a stock for stock exchange. The merger is subject to shareholder and regulatory approval and certain contractual closing conditions. Merger related expenses of $1,571,555 were paid or accrued in 1997 and consisted of fees for investment bankers, attorneys, accountants and other related charges.

In January of 1997, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc., acquired 80% of the common stock of Funds Management Group, Inc. for $75,000. Subsequent to the acquisition, 100% of an issue of callable preferred stock was acquired for $75,000. The excess of cost of the acquired Company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed of $115,790, was recorded as excess of cost over the net equity in net assets acquired and is being amortized over 15 years. The acquisition was accounted for as a purchase transaction. The operations of Funds Management Group, Inc. since January 1, 1997 are included in the accompanying financial statements.

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

On May 1, 1995, the Company through its wholly owned subsidiary Gulf Southwest Nevada Bancorp, Inc. acquired all of the outstanding common stock of Texas Gulf Coast Bancorp, Inc. by issuing 696,205 shares (with a fair value of $25.50 per share) of Merchants Bancshares, Inc. (formerly Gulf Southwest Bancorp, Inc.) common stock plus cash of $52,231 for fractional and dissenter shares to effect the merger. The acquisition and merger was accounted for as a purchase transaction. The excess of cost of the acquired Company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed of $194,650 was recorded as excess of cost over the net equity in net assets acquired and is being amortized over 15 years.

The operations of Texas Gulf Coast Bancorp, Inc. since May 1, 1995 are included in the accompanying financial statements.

NOTE 3 - RESERVE REQUIREMENTS

Cash and due from banks of approximately $16,391,000 and $12,315,000 at December 31, 1997 and 1996, respectively, were maintained to satisfy regulatory reserve and other requirements.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities were as follows:

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INVESTMENT SECURITIES (CONTINUED)

AVAILABLE-FOR-SALE INVESTMENT SECURITIES:

December 31, 1997:                                Unrealized Gross
                                Amortized    ---------------------------      Fair
                                  Cost          Gains          Losses         Value
                              ------------   ------------   ------------   ------------
U.S. Treasury and other
   U.S. Government agencies   $103,566,123   $    460,528   $    169,093   $103,857,558
State, county and municipal
   obligations                  19,791,148        420,231          3,601     20,207,778
Other                            6,563,417             --             --      6,563,417
                              ------------   ------------   ------------   ------------

                              $129,920,688   $    880,759   $    172,694   $130,628,753
                              ============   ============   ============   ============

December 31, 1996:                                Unrealized Gross
                                Amortized    ---------------------------      Fair
                                  Cost          Gains          Losses         Value
                              ------------   ------------   ------------   ------------
U.S. Treasury and other
   U.S. Government agencies   $117,936,759   $    652,515   $    529,753   $118,059,521
Other                            5,016,517             --             --      5,016,517
                              ------------   ------------   ------------   ------------

                              $122,953,276   $    652,515   $    529,753   $123,076,038
                              ============   ============   ============   ============

HELD-TO-MATURITY INVESTMENT SECURITIES:

December 31, 1996:                                Unrealized Gross
                                Amortized    ---------------------------      Fair
                                  Cost          Gains          Losses         Value
                              ------------   ------------   ------------   ------------
State, county and municipal
   obligations                $ 20,196,377   $    462,085   $      7,604   $ 20,650,858
                              ============   ============   ============   ============

Cash proceeds from the maturity of held-to-maturity investment securities during 1997, 1996 and 1995 were $2,785,000 $2,525,000 and $19,036,859, respectively.
Cash proceeds from the maturity and sales of available-for-sale investment securities during 1997, 1996 and 1995 were $46,344,430, $60,573,646, and
$19,311,807 respectively. Net gains or losses from the sale of available-for-sale investment securities for 1997, 1996 and 1995 amounted to $14,958 (gross gains of $14,958 and gross losses of $0), $(1,625), (gross gains of $13 and gross losses of $1,638) and $0, respectively. There were no sales of held-to-maturity securities in 1997, 1996, and 1995. During 1995 early redemption of held-to-maturity investment securities resulted in a net loss of $40 (gross gains of $53 and gross losses of $93).

In October of 1997, the subsidiary bank changed the classification of its taxable and non-taxable State, county and municipal investment securities from held-to-maturity to available-for-sale. The amortized cost of these investment securities was $18,403,958 and the unrealized gain was $405,912. This transfer was made to provide management more flexibility in their funds management to maximize investment yields, liquidity and control interest rate risk.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 1997 by contractual maturity were as follows:

                                                       Available-for Sale
                                                 -------------------------------
                                                  Amortized            Fair
                                                    Cost               Value
                                                 ------------       ------------
Due in one year or less                          $ 36,562,591       $ 36,540,788
Due after one year through
   five years                                      77,183,540         77,699,868
Due after five years through
   ten years                                        7,340,448          7,549,468
Due after ten years                                 8,834,109          8,838,629
                                                 ------------       ------------

Total Investment Securities                      $129,920,688       $130,628,753
                                                 ============       ============


Investment securities with amortized costs of $40,484,033 and $61,273,539 at December 31, 1997 and 1996, were pledged to secure public deposits and for other purposes as required by law.

NOTE 5 - LOANS

The loan portfolio was comprised of the following categories at December 31:

                                                 1997                 1996
                                             -------------        -------------
Commercial and industrial                    $  67,012,667        $  56,934,963
Real estate - construction                      10,354,407           15,920,334
Real estate - other                            205,665,975          156,471,949
Installment loans                               63,640,998           70,117,783
Mortgage loans held for sale                       374,033              212,219
Other loans                                        888,033            1,151,855
                                             -------------        -------------

     Total loans                               347,936,113          300,809,103

Less:
     Unearned income                            (5,369,899)          (6,285,388)
     Allowance for credit
        losses                                  (3,687,351)          (2,712,864)
                                             -------------        -------------

Net Loans                                    $ 338,878,863        $ 291,810,851
                                             =============        =============

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LOANS (CONTINUED)

Loans on which interest was not being accrued and past due loans (90 days or more) amounted to $1,953,933 and $611,106, respectively at December 31, 1997, compared to $2,129,094 and $952,700, respectively at December 31, 1996.

The allowance for credit losses related to these impaired loans was $255,570 and $217,148 in 1997 and 1996, respectively. Interest income lost on impaired loans and the average balance of impaired loans was as follows for the year ended December 31:


                                              1997         1996         1995
                                           ----------   ----------   ----------
      Interest income that would have
         been recorded                     $  405,054   $  318,314   $  262,583
      Interest income recognized               68,336       43,684       61,858
                                           ----------   ----------   ----------

      Interest income lost                 $  336,718   $  274,630   $  200,725
                                           ==========   ==========   ==========

      Average balance of  impaired loans   $2,291,385   $2,340,463   $2,179,898
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

An analysis of loans to these parties, exclusive of loans to such persons that in the aggregate do not exceed $60,000, is as follows:

                                                   1997                1996
                                               ------------        ------------
Balance at beginning of year                   $  8,312,918        $ 11,768,064
New loans                                         5,071,312           4,474,637
Amounts collected                                (4,268,816)         (2,780,363)
Loans to customers no longer
    related parties                                 (97,171)         (5,149,420)
                                               ------------        ------------

Balance at end of year                         $  9,018,243        $  8,312,918
                                               ============        ============

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LOANS (CONTINUED)

Transactions in the allowance for credit losses were as follows:

                                          1997           1996           1995
                                      -----------    -----------    -----------
Balance at beginning of year          $ 2,712,864    $ 2,410,815    $ 2,062,786
Allowance of acquired banks                    --             --        737,941
Provision charged to expense            1,740,000        940,000        135,000
Loan losses:
    Charge-offs                          (973,368)      (800,245)      (741,898)
    Recoveries                            207,855        162,294        216,986
                                      -----------    -----------    -----------

Net loan losses                          (765,513)      (637,951)      (524,912)
                                      -----------    -----------    -----------

Balance at end of year                $ 3,687,351    $ 2,712,864    $ 2,410,815
                                      ===========    ===========    ===========

NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following at December 31:

                                            Estimated
                                           Useful Lives       1997             1996
                                           ------------   ------------    ------------
Land                                                      $  3,085,009    $  3,146,964
Bank premises and leasehold improvements   5 to 40 yrs.     13,289,544      12,536,132
Furniture and equipment                    5 to 10 yrs.      7,538,386       7,337,963
Automobiles                                5 yrs.              538,103         478,223
Less - accumulated depreciation
    and amortization                                        (9,717,752)     (8,702,208)
                                                          ------------    ------------

Net balance at end of year                                $ 14,733,290    $ 14,797,074
                                                          ============    ============


Depreciation and amortization charged to operating expense was $1,294,896 in 1997, $1,022,186 in 1996, and $814,045 in 1995.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INTEREST BEARING DEPOSITS

Interest bearing deposits were comprised of the following categories at December 31:

                                                   1997                 1996
                                               ------------         ------------
Interest bearing demand                        $118,074,553         $104,314,922
Savings                                          53,562,466           53,811,662
Time                                            116,198,489          113,424,591
                                               ------------         ------------
                                                 48,771,921           38,177,227
                                               ------------         ------------
Time over $100,000                             $336,607,429         $309,728,402
                                               ============         ============

NOTE 8 - BORROWINGS

In December of 1997, the subsidiary bank purchased $1,546,900 of stock in the Federal Home Loan Bank and created a credit facility with them to provide for borrowings if needed to fund future loan demand.

At December 31, 1997, the bank had a blanket borrowing capacity of $36,000,000 to be collateralized by their 1 to 4 family mortgage portfolio and up to $50,000,000 of short term borrowings with the delivery of investment securities to collateralize the loan.

The interest rates charged on borrowings vary depending on the collateral given and the term of the loan.

At December 31,1997 the bank had no borrowings under the credit facility.

NOTE 9 - DIVIDENDS FROM SUBSIDIARIES

Dividends paid by the company's subsidiaries are the primary source of funds available to the company for payment of dividends to stockholders and other operating needs. Dividends paid by the company's subsidiary bank are subject to restrictions by certain regulatory agencies.

At December 31, 1997, approximately $33,467,500 of the subsidiary banks' net assets were available for payment of dividends under these restrictions.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - FEDERAL INCOME TAXES

Deferred income taxes result from differences between amounts of assets and liabilities as measured for income tax and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, are as follows:

                                                           1997          1996
                                                        ----------    ----------
Deferred Tax Assets:
     Carrying value of other real estate owned          $   12,600    $   15,900
     Allowance for credit losses                           986,200       394,600
     Accumulated depreciation                               25,100            --
     Loan discount                                          41,200            --
                                                        ----------    ----------
                                                         1,065,100       410,500
                                                        ----------    ----------

Deferred Tax Liabilities:
     Accretion on municipal bonds                           36,300        51,500
     Accumulated depreciation                                   --       206,700
     Unrealized investment securities gains                240,800        41,700
                                                        ----------    ----------
                                                           277,100       299,900
                                                        ----------    ----------

Net Deferred Tax                                        $  788,000    $  110,600
                                                        ==========    ==========

The consolidated provision for income taxes for the years ended December 31, consists of the following:

                                      1997              1996             1995
                                  -----------       -----------      -----------
Currently payable                 $ 3,713,100       $ 2,334,800      $ 1,556,600

Deferred                             (876,500)          299,300          776,100
                                  -----------       -----------      -----------

                                  $ 2,836,600       $ 2,634,100      $ 2,332,700
                                  ===========       ===========      ===========

The income tax expense applicable to securities gains and losses for the years 1997, 1996 and 1995 was $5,056, $(553) and $(12), respectively.

The difference between the effective tax rate on consolidated income before income taxes and the statutory rate is attributed to the following:

                                            1997          1996          1995
                                        -----------   -----------   -----------
Federal income tax provision at
      statutory rate                    $ 3,136,200   $ 3,066,500   $ 2,801,400
Tax exempt income                          (295,700)     (334,600)     (257,800)
Nondeductible (deductible) expense           (3,900)       20,900      (115,100)
Tax benefits and tax rate differences            --      (118,700)      (95,800)
                                        -----------   -----------   -----------

                                        $ 2,836,600   $ 2,634,100   $ 2,332,700
                                        ===========   ===========   ===========

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities for financial reporting and tax reporting purposes. The sources and related tax effects of these differences are as follows:


Tax effect of temporary differences:           1997         1996         1995
                                            ---------    ---------    ---------
Other real estate owned                     $   3,300    $ 196,100    $  73,900
Allowance for credit losses                  (591,600)    (128,400)     (24,800)
Accumulated depreciation                     (231,800)     (79,200)      36,500
Accretion on municipal bonds                  (15,200)       9,100       (9,500)
Loan discount                                 (41,200)          --           --
Use of net operating loss                          --           --      282,900
Use of alternative minimum tax credit              --      301,700      321,300
Use of investment tax credit                       --           --       95,800
                                            ---------    ---------    ---------

                                            $(876,500)   $ 299,300    $ 776,100
                                            =========    =========    =========

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

Financial instruments whose contract amounts represent potential credit risk are as follows at December 31:

                                                         1997            1996
                                                     -----------     -----------
Commitments to extend credit                         $62,340,715     $50,461,880
Standby and commercial letters of credit             $ 1,451,419     $ 1,061,723
Letters of guaranty                                  $   127,500     $   159,579

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company and subsidiaries have non-cancelable operating leases covering certain equipment and buildings. The following is a schedule of future minimum lease payments as of December 31, 1997:

    Year Ending December 31,                   Buildings          Equipment
    ------------------------                  ----------         ----------
            1998                              $  389,577         $  142,616
            1999                                 324,262             91,731
            2000                                 323,430                 --
            2001                                 323,430                 --
            2002                                 323,430                 --
            2003 and after                     1,778,861                 --
                                              ----------         ----------
                                              $3,462,990         $  234,347
                                              ==========         ==========

Rent expense incurred under operating leases amounted to $510,758, $591,596 and $519,882 for the years ended December 31, 1997, 1996 and 1995, respectively.

Various lawsuits are pending against the Company's subsidiary bank. Management, after reviewing these suits with legal counsel, considers that the aggregate liability, if any, would not have a material adverse effect on the Company's financial position.

NOTE 12 - STOCK BASED INCENTIVE PLAN

In May of 1997, the Company adopted the 1997 Flexible Incentive Plan. Participation in the Plan is confined to employees of the Company, or one or more of its subsidiaries, and such consultants and non-employee directors as may be designated by the Board of Directors.

The aggregate number of shares of Common Stock which may be issued under the Plan shall not exceed 200,000 shares. The maximum number of shares with respect to which stock options or stock appreciation rights may be granted in any fiscal year to any Named Executive Officer under the Plan shall not exceed 50,000 shares. Shares issued under the plan may be either authorized and unissued Common Stock or Common Stock held in or acquired for the treasury of the Company.

The plan provides for the grant of any or all of the following types of awards:
(1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, either in tandem with stock options or freestanding; (3) restricted stock awards; (4) performance shares; (5) performance units; (6) dividend equivalent rights; and (7) other stock based awards.

The Board of Directors will, with regard to each stock option determine the number of shares subject to the option, term of the option (which, for incentive stock options, shall not exceed ten years (five years in the case of an employee owning over 10% of the Common Stock)) the exercise price per share of stock subject to the option (which, for incentive stock options, must be not less than the fair market value of the Common Stock at the time of grant (110% of fair market value in the case of an employee owning more than 10% of the Common Stock)) the vesting schedule (if any) and the other material terms of the option.

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCK BASED INCENTIVE PLAN (CONTINUED)

The purchase price on any shares of Common Stock purchased pursuant to the exercise of an award granted under the Plan shall be payable in full on the exercise date in cash, by surrender to the Company of shares of Common Stock of the Company registered in the name of the participant, by delivery to the Company of such other lawful consideration as the Board of Directors may determine, or by a combination of the foregoing. Any such shares so surrendered shall be deemed to have a value per share equal to the fair market value of a share of Common Stock on such date.

FASB Statement No. 123 establishes accounting and reporting standards for stock-based incentive plans, and allows two alternative methods for accounting for employee incentives: (a) the fair-value-based method, or (b) the intrinsic-value-based method, on which Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" was based.

The Company will account for its employee stock-based compensation plans under the intrinsic-value-method. Under this method no compensation expense is recognized at date of grant because the exercise price of the stock option equals the fair market value of the underlying stock.

No awards were granted under the 1997 Flexible Incentive Plan in 1997.

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

Unrecognized prior service cost of the Company's pension plan is being amortized on a straight line basis over fifteen years.

Net periodic pension cost for the pension plan was as follows for December 31:

                                                         1997         1996         1995
                                                      ---------    ---------    ---------
      Service cost-benefit earned during the year     $ 447,280    $ 384,439    $ 400,863
      Interest cost on projected benefit obligation     204,480      143,107      189,701
      Actual (gain) on plan assets                     (229,968)    (135,776)    (148,629)
      Net amortization and deferrals                     (6,738)      10,974        9,127
                                                      ---------    ---------    ---------

      Net pension cost                                $ 415,054    $ 402,744    $ 451,062
                                                      =========    =========    =========

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - EMPLOYEE BENEFIT PLANS (CONTINUED)

Significant assumptions used in determining pension cost for the Company are as follows:

                                                          1997     1996    1995
                                                          ----     ----    ----
      Discount rate                                        7.0%     7.5%    7.0%
      Expected rate of increase in compensation            3.0%     3.0%    4.0%
      Expected long-term rate of return on plan assets     8.0%     8.0%    8.0%

Funded status of the pension plan at December 31, is as follows:

                                                   1997              1996
                                               -----------       -----------
      Project benefit obligation               $(2,997,409)      $(2,735,566)
      Plan assets at fair value                  2,893,715         2,632,427
                                               -----------       -----------
      Plan assets (less than) projected
          benefit obligation                      (103,694)         (103,139)
      Unrecognized net (gains) loss               (799,644)         (680,710)
      Unrecognized net (assets) obligation
          being amortized over 15 years           (208,398)         (237,143)
      Unrecognized prior service cost              552,936           602,086
                                               -----------       -----------

      (Accrued) prepaid pension cost           $  (558,800)      $  (418,906)
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

Cash and cash equivalents - - For cash and due from banks, time deposits in financial institutions and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company's financial instruments are as follows:

                                        December 31, 1997             December 31, 1996
                                  ---------------------------   ---------------------------
                                    Carrying        Fair          Carrying         Fair
                                     Amount         Value          Amount          Value
                                  ------------   ------------   ------------   ------------
Assets:
    Cash and cash equivalents     $ 53,613,149   $ 53,613,149   $ 37,447,740   $ 37,447,740
    Investment securities         $130,628,753   $130,628,753   $143,272,415   $143,726,896
    Loans, net                    $338,878,863   $337,276,217   $291,810,851   $290,970,172

Liabilities:
    Deposits                      $484,356,585   $484,418,265   $439,042,612   $439,187,121

Off -balance sheet instruments:
    Letters of credit fees        $         --   $     17,585   $         --   $      6,565


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

The following table summarizes the Company's Tier 1, Total Capital and leverage ratio as of December 31:

                                               1997                         1996
                                     -------------------------    -------------------------
                                       Amount         Ratio         Amount         Ratio
                                     -----------   -----------    -----------   -----------
Tier 1 Capital                       $56,452,111         15.76%   $52,298,251         16.70%
Tier 1 Capital Minimum Requirement    14,330,964          4.00%    12,530,072          4.00%
                                     -----------   -----------    -----------   -----------
Excess Tier 1 Capital                $42,121,147         11.76%   $39,768,179         12.70%
                                     ===========   ===========    ===========   ===========

Total Capital                        $60,139,462         16.79%   $55,011,115         17.56%
Total Capital Minimum Requirement     28,661,928          8.00%    25,060,144          8.00%
                                     -----------   -----------    -----------   -----------
Excess Total Capital                 $31,477,534          8.79%   $29,950,971          9.56%
                                     ===========   ===========    ===========   ===========

Tier 1 Capital - Leverage Ratio      $56,452,111         10.82%   $52,298,251         10.76%
Tier 1 Capital Requirement            15,651,625          3.00%    14,588,204          3.00%
                                     -----------   -----------    -----------   -----------
Excess Tier 1 Capital                $40,800,486          7.82%   $37,710,047          7.76%
                                     ===========   ===========    ===========   ===========

The following table summarized the Company's subsidiary bank's Tier 1, Total Capital and leverage ratio as of December 31:

                                               1997                         1996
                                     -------------------------    -------------------------
                                       Amount         Ratio         Amount         Ratio
                                     -----------   -----------    -----------   -----------
Tier 1 Capital                       $53,410,674         14.92%   $48,789,800         15.62%
Tier 1 Capital Minimum Requirement    14,314,700          4.00%    12,490,826          4.00%
                                     -----------   -----------    -----------   -----------
Excess Tier 1 Capital                $39,095,974         10.92%   $36,298,974         11.62%
                                     ===========   ===========    ===========   ===========

Total Capital                        $57,098,025         15.96%   $51,502,664         16.49%
Total Capital Minimum Requirement     28,629,400          8.00%    24,981,652          8.00%
                                     -----------   -----------    -----------   -----------
Excess Total Capital                 $28,468,625          7.96%   $26,521,012          8.49%
                                     ===========   ===========    ===========   ===========

Tier 1 Capital - Leverage Ratio      $53,410,674         10.28%   $48,789,800         10.10%
Tier 1 Capital Requirement            15,585,180          3.00%    14,496,664          3.00%
                                     -----------   -----------    -----------   -----------
Excess Tier 1 Capital                $37,825,494          7.28%   $34,293,136          7.10%
                                     ===========   ===========    ===========   ===========

                   MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                                       AND
                MERCHANTS BANCSHARES, INC. (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 15 - CAPITAL ADEQUACY (CONTINUED)

As of December 31, 1997 and 1996 the most recent notification from the Federal Reserve Bank of Dallas, as to the Company and the Texas Department of Banking, as to the Company's subsidiary bank categorized each of them as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since notification that management believes have changed these categories.

NOTE 16 - OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, are as follows:

                                               1997         1996         1995
                                            ----------   ----------   ----------
Stationery, supplies and printing           $  658,186   $  785,927   $  357,924
Legal, accounting and professional             832,712      702,733      542,437
Data processing                                172,149      157,701      729,121
Advertising                                    365,308      428,284      297,435
Insurance                                      175,390      113,233      418,856
Postage and freight                            385,761      373,307      420,876
Other                                        2,669,490    2,438,503    2,014,072
                                            ----------   ----------   ----------

                                            $5,258,996   $4,999,688   $4,780,721
                                            ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists the executive officers and directors of the Company. Information regarding such persons, their ages, their present positions held with the Company and Merchants Bank, and their principal occupations for the last five years are as follows:

                           POSITIONS OF EXECUTIVE OFFICERS WITH
          NAME             THE COMPANY AND MERCHANTS BANK               AGE
          ----             ------------------------------               ---
     J. W. Lander, Jr.     Chairman of the Board, Director               72
                           and Chief Executive Officer of
                           the Company; Chairman of the Board
                           and Chief Executive Officer of
                           Merchants Bank

     J. W. Lander, III     President, Treasurer, Director and Chief      46
                           Operating Officer of the Company;
                           Senior Vice President of Merchants Bank

     Norman H. Bird        Vice President, Director and Secretary of     53
                           the Company; Executive Vice President
                           of Merchants Bank

     Donald R. Harding     Director of the Company;                      57
                           President of Merchants Bank


J. W. Lander, Jr., is Chairman of the Board of the Company and has served in this capacity since May 1988. He was President of the Company from July 1982 to April 1988. Mr. Lander is also Chairman of the Board and a director of Merchants Bank. He is President and a director of Nevada Bancorp, positions he has held since April 1994. In addition, he is a director of Stewart & Stevenson, Inc., a manufacturer of heavy equipment. He has been a director of the Company since 1982. J. W. Lander, Jr., is the father of J. W. Lander, III.

J. W. Lander, III, is President, Treasurer and Assistant Secretary of the Company and has served in these capacities since May 1988. Mr. Lander is also Senior Vice President and a director of Merchants Bank. He is Treasurer and a director of Nevada Bancorp, positions he has held since April 1994. He has been a director of the Company since 1983. J. W. Lander, III is the son of J. W. Lander, Jr.

Norman H. Bird, is Vice President and Secretary of the Company and has held these offices since May 1988. Mr. Bird is also Executive Vice President of Merchants Bank, an office he has held since April 1985, and has served as a director of Merchants Bank since April 1985. He is Secretary of Nevada Bancorp, an office he has held since April 1994. He has been a director of the Company since October 1989.

Donald R. Harding, is President and a director of Merchants Bank and has served in these capacities since March 1982. He has been a director of the Company since 1982.

Each director/officer of the Company holds office until his successor is duly elected and qualifies unless such director/officer sooner resigns or is removed from office. Directors of the Company receive a fee of $500 for each directors meeting attended.

                              BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Merchants Bancshares' directors and executive officers, and persons who beneficially own more than ten percent of the Common Stock, to file reports of beneficial ownership of Common Stock and changes in beneficial ownership on Forms 3, 4 and 5 (collectively, "SEC Forms") with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent beneficial owners are required under regulations promulgated by the SEC to furnish Merchants Bancshares with copies of all SEC Forms which they file.

Based solely on information provided to Merchants Bancshares by its directors, executive officers and ten percent beneficial owners, Merchants Bancshares believes that its directors, executive officers and ten percent beneficial owners have complied with all filing requirements applicable to them with respect to acquisitions and dispositions of shares of Merchants Common Stock occurring during 1997.

ITEM 11. EXECUTIVE COMPENSATION

The officers and directors of the Company are compensated by Merchants Bank for services performed by them on behalf of Merchants Bank. The following table sets forth the summary compensation of the Chairman (and CEO) and the four other most highly compensated executive officers of the Company and its subsidiaries for the three years ended December 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                                           OTHER ANNUAL       ALL OTHER
     POSITION              YEAR      SALARY      BONUS      COMPENSATION(1)  COMPENSATION(4)
------------------         ----     --------    --------    ---------------  ---------------
J. W. Lander, Jr.
   Director and
   Chairman of the
   Board of the
   Company; Chairman       1997     $220,150    $ 25,000      $ 25,350(2)      $  2,375
   of the Board of         1996      220,150           0        20,650(2)         2,477
   Merchants Bank          1995      180,953           0        14,925(2)         2,240

J. W. Lander, III
   Director, President,
   Treasurer and Asst.
   Secretary of the
   Company; Senior         1997     $ 95,000    $ 25,000      $ 25,550(2)      $  1,800
   Vice President-         1996       95,000      25,000        17,025(2)         1,800
   Merchants Bank          1995       84,975       8,498        14,270(2)         1,416

Donald R. Harding
   Director of the         1997     $100,000    $ 25,000      $  6,500(3)      $  1,458
   Company; President -    1996      100,000      25,000         5,200(3)         1,708
   Merchants Bank          1995       86,880       8,688         4,800(3)         1,426

Norman H. Bird
   Director, Vice
   President and
   Secretary of the
   Company; Executive      1997     $ 98,400    $ 20,000      $  6,500(3)      $  1,776
   Vice President -        1996       98,400      18,000         5,200(3)         1,746
   Merchants Bank          1995       85,300       7,725         4,400(3)         1,367

Richard Chafey
   Sr. Vice President      1997     $100,000    $ 20,000      $      0         $  1,104
   Merchants Bank          1996      100,000      17,800             0                0

----------

(1) The aggregate amount of perquisites and other benefits is excluded since such compensation is less than the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.

(2) Includes fees paid in his capacity as a director of Merchants Bank, Gulf Southwest Nevada Bancorp, and a member of the Development Boards of Merchants Bank - League City, Texas City, Pearland, LaMarque and Dickinson.

(3)  Includes fees paid in his capacity as a director of Merchants Bank.

(4) Amounts of all other compensation are amounts contributed by the Subsidiary Bank for fiscal year 1995, 1996 and 1997 under the Company's Employee Savings Plan.

                                  PENSION PLAN

The following table shows the approximate annual retirement benefits under the Merchants Bancshares Pension Plan (before the reduction made for social security benefits) to eligible employees in specified compensation and years of service categories, assuming retirement occurs at age 65 and that benefits are payable only during the employee's lifetime.

                               PENSION PLAN TABLE

                                                  YEARS OF SERVICE
                            -------------------------------------------------------------
         REMUNERATION           15           20           25            30           35
         ------------       -------------------------------------------------------------
          $  125,000        $ 21,349     $  28,465    $  35,531    $  42,697    $  49,814
             150,000          25,619        34,158       42,648       51,232       59,777
             175,000          29,889        39,851       49,765       59,767       69,740
             200,000          34,159        45,544       56,882       68,302       79,703
             225,000          38,429        51,237       63,999       76,837       89,666
             250,000          42,699        56,930       71,116       85,372       99,629
             275,000          46,969        62,623       78,233       93,907      109,592

The compensation used in computing average monthly compensation is the total of all amounts paid by the Company as shown on the employee's Form W-2, plus amounts electively deferred by the employee under the 401k Plan. Credited years of service for the Named Executive Officers as of December 31, 1997 are as follows: Mr. Bird, 12 years; Mr. Chafey, 2 years; Mr. Harding, 21 years; Mr. Lander, Jr., 34 years; and Mr. Lander, III, 15 years.


                            COMPENSATION OF DIRECTORS

The members of the Board of Directors of Merchants Bancshares receive a directors fee of $500 for each board meeting attended.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with J. W. Lander, Jr.,
J. W. Lander, III, Donald R. Harding and Norman H. Bird (the "Executives"). The employment agreements are for the period from September 26, 1997 to the date that is the second anniversary of a Change in Control (as defined in the employment agreements) (the first anniversary in the case of Mr. Lander, Jr.), with automatic extensions for an additional one-year period on each anniversary of the Change in Control unless at least 90 days prior to such anniversary date the Company or the Executive gives notice that it or he does not wish to have the term extended. The employment agreements also provide for annual incentive compensation pursuant to an incentive compensation plan adopted annually by the Board of Directors of the Subsidiary Bank. The bonus amounts payable pursuant to such plan are based on the achievement of (i) a specific earnings goal by the Subsidiary Bank set by the Board of Directors of the Subsidiary Bank, and (ii) certain other individual goals related to such Executive's job responsibilities. Upon the termination of an Executive's employment without cause, such Executive will be entitled to receive, among other things, his base salary and incentive compensation through the stated term of the employment agreement.

     The employment agreements provide that, in the event of a change in control, if, within two years after the change in control, an Executive terminates his employment because of certain specified changes in his employment situation or if he is terminated without cause, he will be entitled to receive (in addition to salary and incentive compensation earned prior to termination) a single lump sum payment in an amount equal to (i) two times his annual base salary, incentive compensation and value of the annual fringe benefits for the year immediately preceding the year in which his employment terminates, plus
(ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that are forfeited under those plans by reason of the termination of employment. The Executive also would receive a gross-up payment for any excise tax payable under
Section 4999 of the Internal Revenue Code.

     In addition, pursuant to the terms of his employment agreement, upon consummation of a change in control, J. W. Lander, III will receive a payment of $400,000 for his agreement not to compete with the Company (or its successor) during his continued employment and for a period of three years after his termination of employment.

     On October 10, 1997, the Company entered into indemnification agreements with the Executives which provide that the Company will indemnify the Executive against judgments, penalties, fines, settlements and reasonable expenses actually incurred if he is or is threatened to be named in an action, suit or proceeding because he is or was a director, officer, employee or agent of the Company or was serving at the request of the Company in such a capacity for another entity. To be entitled to indemnification, the Executive must have acted in good faith and in the reasonable belief that his conduct was in the best interests of the Company and, in the case of a criminal proceeding, must have had no reasonable cause to believe that his conduct was unlawful. Indemnification will be limited to reasonable expenses actually incurred in respect of a proceeding in which the Executive is found liable on the basis that he improperly received a personal benefit or in which he is found liable to the Company.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person who served as a member of the Compensation Committee of Merchants Bank during 1997 (i) was an officer or employee of the Company or any of its subsidiaries during such year, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) was a party to any material transaction set forth under "Certain Relationships and Related Transactions."

No executive officer of the Company served as a member of the compensation or similar committee or board of directors of any other entity one of whose executive officers served on the Compensation Committee of Merchants Bank or the Board or the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 1998, 1,951,839 shares of Merchants Common Stock were outstanding, each of which is entitled to one vote.

The following table sets forth information regarding the beneficial ownership of the Merchants Common Stock on March 1, 1998, by each current director, each Named Executive Officer, each beneficial owner of more than five percent (5%) of the Merchants Common Stock and all directors and executive officers as a group.

                                        AMOUNT AND NATURE             PERCENT
NAME AND ADDRESSES                 BENEFICIAL AND OWNERSHIP(1)      COMMON STOCK
------------------                 ---------------------------      ------------
Norman H. Bird                                 820                        *
Donald R. Harding                            4,379(2)                     *
JWL/GSW, Ltd.                              400,000(3)                   20.5%
J. W. Lander, Jr.                          400,000(3)
J. W. Lander, III                            8,500                        *
Vanco Trusts (4)                           453,995                      23.3%
All directors and officers as
   a group (4 persons)                     413,699                      21.2%

*    Less than one (1) percent.

--------------------

(1) Unless otherwise indicated, each person has sole voting and investment power over the shares listed.

(2) Shares are owned jointly by Mr. Harding and his wife. Mr. Harding has sole voting and investment power over the shares.

(3) JWL/GSW, Ltd. is a family limited partnership, for which Mr. Lander, Jr. and Mr. Lander, III are general partners with voting and investment power over the shares listed. Approximately 98% of JWL/GSW, Ltd. is owned by the Lander Children's Trust for which Mr. Lander, III is Trustee. The address for Messrs. Lander, Jr. and Lander, III and JWL/GSW, Ltd. is 5005 Woodway, Suite 300, Houston, Texas 77056.

(4)  P.O. Box 1239, McAllen, Texas 78502


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the officers and directors of Merchants Bancshares and their affiliates are customers of Merchants Bank. Such directors, officers and affiliates have had transactions in the ordinary course of business with Merchants Bank, including borrowings, all of which were on substantially the same terms and conditions, including interest rates and collateral, as those prevailing from time to time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or features unfavorable to Merchants Bank. Merchants Bancshares expects that its directors and officers and their affiliates will continue to enter into such transactions on similar terms and conditions in the future.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

       (1) Financial Statements See index to financial statements at Item 8 of this report.

       (2)  Exhibits

(b)    REPORTS ON FORM 8-K.

       In January 1998, a Form 8-K was filed with the Securities and Exchange Commission to report that on January 16, 1998, the Company entered into an Agreement and Plan of Merger to be acquired by Union Planters Corporation ("UPC"), a publicly traded bank holding company based in Memphis, Tennessee, in a tax-free reorganization to be accounted for as a pooling of interests. Pursuant to the merger agreement, UPC will exchange one (1) share of its common stock for each outstanding common share of the Company. The merger is subject to satisfaction of certain contractual conditions to closing, regulatory and shareholder approvals, and is expected to be consummated in the second quarter of 1998. For additional information, see "Item 1. Pending Merger."

                                                                                    (IF APPLICABLE)
                                                                            INCORPORATED BY REFERENCE FROM
                                                               ---------------------------------------------------------
(c)    EXHIBIT NUMBER AND DESCRIPTION                          FORM              DATE         FILE NO.          EXHIBIT
       ------------------------------                          ----              ----         --------          -------
  (2)  Plan of acquisition, reorganization, arrangement,
       liquidation or succession

       2.1    Agreement and Plan of Merger                      8K             01/16/98       0-11033             2.1

  (3)  Articles of Incorporation and Bylaws

       3.1    Articles of Incorporation, together with
              amendments thereto                                8-K            07/19/96       0-11033             3.1

       3.2    Bylaws of the Registrant                          8-K            07/19/96       0-11033             3.2

  (4) Instruments defining rights of security holders, including indentures

       4.1    Form of specimen certificate representing the
              Common Stock, par value $1.00 per share of
              the Registrant                                    S-4            07/06/90       33-35767            4.1

  (10) Material contracts

       10.3   Merchants Bancshares, Inc.
              401 (k) Plan                                      10-K           12/31/89       0-11033            10.3

       10.4   Merchants Bancshares, Inc.
              Defined Benefit Pension Plan                      10-K           12/31/94       0-11033            10.4

                                                                                    (IF APPLICABLE)
                                                                            INCORPORATED BY REFERENCE FROM
                                                               ---------------------------------------------------------
       EXHIBIT NUMBER AND DESCRIPTION                          FORM              DATE         FILE NO.          EXHIBIT
       ------------------------------                          ----              ----         --------          -------
       10.5   Merchants Bancshares, Inc.
              Flexible Incentive Plan                           10-K           12/31/96       0-11033           10.5

       10.6   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and J. W. Lander Jr.                   N/A            N/A            N/A               N/A

       10.7   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and J. W. Lander, III                  N/A            N/A            N/A               N/A

       10.8   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and Donald R. Harding                  N/A            N/A            N/A               N/A

       10.9   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and Norman H. Bird                     N/A            N/A            N/A               N/A

       10.10  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and J. W. Lander, Jr.                  N/A            N/A            N/A               N/A

       10.11  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and J. W. Lander, III                  N/A            N/A            N/A               N/A

       10.12  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and Donald R. Harding                  N/A            N/A            N/A               N/A

       10.13  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and Norman H. Bird                     N/A            N/A            N/A               N/A

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

                                       MERCHANTS BANCSHARES, INC.


                                       BY:  /s/ J. W. Lander, Jr.
                                            -----------------------------------
                                            J. W. Lander, Jr.
                                            Chief Executive Officer

                                            Date:


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                         Date
       ---------                        -----                         ----
/s/ Norman H. Bird                      Director, Secretary,
-------------------------------         and Vice President
Norman H. Bird



/s/ Donald Harding                      Director
-------------------------------
Donald Harding

                                        Director, Chairman,
/s/ J. W. Lander, Jr.                   and Chief Executive
-------------------------------         Officer
J. W. Lander, Jr.


                                        Director, President and
/s/ J. W. Lander, III                   Principal Financial and
-------------------------------         Accounting Officer
J. W. Lander, III

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                   EXHIBITS TO

                                    FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF


                       THE SECURITIES EXCHANGE ACT OF 1934




                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-11033





                           MERCHANTS BANCSHARES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                INDEX TO EXHIBITS

                                                                                    (IF APPLICABLE)
                                                                            INCORPORATED BY REFERENCE FROM
                                                               ---------------------------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                                 FORM              DATE         FILE NO.          EXHIBIT
------------------------------                                 ----              ----         --------          -------
  (2)  Plan of acquisition, reorganization, arrangement,
       liquidation or succession

       2.1    Agreement and Plan of Merger                      8K             01/16/98       0-11033             2.1

  (3)  Articles of Incorporation and Bylaws

       3.1    Articles of Incorporation, together with
              amendments thereto                                8-K            07/19/96       0-11033             3.1

       3.2    Bylaws of the Registrant                          8-K            07/19/96       0-11033             3.2

  (4) Instruments defining rights of security holders, including indentures

       4.1    Form of specimen certificate representing the
              Common Stock, par value $1.00 per share of
              the Registrant                                    S-4            07/06/90       33-35767            4.1

  (10) Material contracts

       10.3   Merchants Bancshares, Inc.
              401 (k) Plan                                      10-K           12/31/89       0-11033            10.3

       10.4   Merchants Bancshares, Inc.
              Defined Benefit Pension Plan                      10-K           12/31/94       0-11033            10.4

       10.5   Merchants Bancshares, Inc.
              Flexible Incentive Plan                           10-K           12/31/96       0-11033            10.5

       10.6   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and J. W. Lander Jr.                   N/A              N/A            N/A              N/A

       10.7   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and J. W. Lander, III                  N/A              N/A            N/A              N/A

       10.8   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and Donald R. Harding                  N/A              N/A            N/A              N/A

       10.9   Employment Agreement, effective as of
              September 26, 1997 by and between the
              Registrant and Norman H. Bird                     N/A              N/A            N/A              N/A

                                                                                    (IF APPLICABLE)
                                                                            INCORPORATED BY REFERENCE FROM
                                                               ---------------------------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                                 FORM              DATE         FILE NO.          EXHIBIT
------------------------------                                 ----              ----         --------          -------
       10.10  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and J. W. Lander, Jr.                  N/A            N/A            N/A               N/A

       10.11  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and J. W. Lander, III                  N/A            N/A            N/A               N/A

       10.12  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and Donald R. Harding                  N/A            N/A            N/A               N/A

       10.13  Indemnification Agreement, dated as of
              October 10, 1997 by and between the
              Registrant and Norman H. Bird                     N/A            N/A            N/A               N/A

(21)   Subsidiary of the Registrant

       21.1   List of subsidiaries                              N/A            N/A            N/A               N/A

(27)   Financial Data Schedule

       27.1   Financial Data Schedule                           N/A            N/A            N/A               N/A