Form 10-Q
period 1998-03-31
MERCHANTS BANCSHARES INC /TX/
filed 1998-05-12
CIK 717411

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended MARCH 31, 1998

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

                                Yes  [X]    No   [_]

As of May 1, 1998, Registrant had outstanding 1,951,839 shares of its $1.00 par value per share common stock.

                          MERCHANTS BANCSHARES, INC.
                              INDEX TO FORM 10-Q


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          The March 31,1998 and 1997 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

                                                                            PAGE
                                                                             No.


          Consolidated Balance Sheets at March 31, 1998 and
            at December 31,1997.............................................   3

          Consolidated Statements of Income for the Three Months
            Ended March 31, 1998 and 1997...................................   4

          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1997...................................   5

          Notes to Interim Consolidated Financial Statements
            for the Period Ended March 31,1998..............................   7

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
            of Financial Condition and Results
            of Operations...................................................   8

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            About Market Risk...............................................  12


PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................  13

ITEM 2    CHANGE IN SECURITIES AND USE OF PROCEEDS..........................  13

ITEM 3    DEFAULTS UPON SENIOR SECURITIES...................................  13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  13

ITEM 5    OTHER INFORMATION.................................................  13

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..................................  13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

ASSETS
                                              March 31,       December 31,
                                                1998              1997
                                              ---------       ------------

Cash and due from banks                        $ 26,081         $ 37,563
Interest bearing deposits with banks                471                0
Federal funds sold                               40,000           16,050
Investment securities:
 Available-for-Sale                             127,211          130,629
Loans, net of allowance for
 loan losses                                    334,967          338,879
Bank premises and equipment                      14,637           14,733
Accrued interest receivable                       3,592            3,665
Other assets                                      4,660            4,432
                                               --------         --------
  Total Assets                                 $551,619         $545,951
                                               ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Non-interest bearing                          $149,380         $147,749
 Interest bearing                               339,239          336,608
                                               --------         --------
                                                488,619          484,357
Accrued interest, taxes and
 other liabilities                                3,742            3,607
                                               --------         --------
 Total Liabilities                              492,361          487,964
                                               --------         --------
Stockholders' Equity:
 Common stock                                     1,978            1,978
 Paid-in capital                                 25,767           25,767
 Retained earnings                               31,308           30,097
 Unrealized securities gains                        527              467
                                               --------         --------
                                                 59,580           58,309
                                               --------         --------
Less cost of stock held in treasury:
 Common Stock                                      (322)            (322)
                                               --------         --------
  Total Stockholders' Equity                     59,258           57,987
                                               --------         --------
   Total Liabilities and
    Stockholders' Equity                       $551,619         $545,951
                                               ========         ========

See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                           1998      1997
                                           ----      ----
Interest Income:
 Interest and fees on loans              $ 7,999    $ 6,904
 Investment securities:
  Taxable                                  1,641      1,819
  Non-taxable                                208        220
 Time deposits with banks                      1         13
 Federal funds sold                          368        249
                                         -------    -------
  Total Interest Income                   10,217      9,205
                                         -------    -------

Interest Expense:
 Interest bearing deposits                 3,139      2,933
  Total Interest Expense                   3,139      2,933
                                         -------    -------

Net interest income                        7,078      6,272
Provision for possible loan losses           435        435
                                         -------    -------
Net interest income after provision
 for loan losses                           6,643      5,837
                                         -------    -------

Non-Interest Income:
 Service charges and fees                  1,123      1,184
 Other operating income                      324        291
                                         -------    -------

  Total Non-Interest Income                1,447      1,475
                                         -------    -------

Non-Interest Expense:
 Salaries and employee benefits            2,930      2,812
 Furniture, equipment and
  occupancy expense                          972        960
 Other operating expenses                  1,444      1,432
                                         -------    -------

  Total Non-Interest Expense               5,346      5,204
                                         -------    -------

Income before income taxes                 2,744      2,108
Income taxes                                 850        645
                                         -------    -------

Net Income                               $ 1,894    $ 1,463
                                         =======    =======

Per Share:
 Net Income                              $   .97    $   .75
                                         =======    =======
 Dividends - Common Stock                $   .35    $   .25
                                         =======    =======


See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                     1998       1997
                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        $  1,894    $  1,463

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Provision for loan losses                           435         435
   Depreciation and amortization                       352         335
   Discount (accretion) amortized
     to income                                          82         124
   Origination of mortgage loans for sale           (4,209)     (1,455)
   Proceeds from mortgage loans sold                 3,386       1,639
   Provision for losses on real
     estate and other assets                            46           5
   (Increase) decrease in interest
     receivable                                         73         (42)
   (Decrease) increase in accrued
     interest and other liabilities                    134         360
   Other - net                                         (77)        (56)
                                                  --------    --------
     Total Adjustments                                 222       1,345
                                                  --------    --------

NET CASH PROVIDED BY OPERATING
  ACTIVITES                                          2,116       2,808
                                                  --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturities of held-to-
   maturity investment securities                        0       1,835
  Proceeds from the maturities of available-
   for-sale investment securities                   16,939       9,721
  Purchase of available-for-sale
    investment securities                          (13,513)     (8,218)
  Net decrease (increase) in loans                   3,966     (14,236)
  Purchase of bank premises and equipment             (261)       (369)
  Proceeds from sale of real estate
   and other loan related assets                       235         101
  Other                                               (123)       (421)
                                                  --------    --------

NET CASH USED BY INVESTING ACTIVITIES                7,243     (11,587)
                                                  --------    --------


See Notes to Interim Consolidated Financial Statements.

                  MERCHANTS BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Dollars in thousands)
                                  (Unaudited)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             ------------------
                                               1998      1997
                                               ----      ----
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits        4,263    10,503
    Dividends paid                              (683)     (489)
                                            --------  --------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                   3,580    10,014
                                            --------  --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        12,939     1,235
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                         53,613    36,448
                                            --------  --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                             $ 66,552  $ 37,683
                                            ========  ========

For the three months ended March 31:
  Interest paid                             $  3,141  $  2,898
                                            ========  ========

  Income taxes paid                         $      0  $      0
                                            ========  ========

Non-Cash Transactions:
  Foreclosed properties transferred
   to other real estate and loan
   related assets                           $    477  $    322

  Bank loans for other real estate
   and loan related assets sold             $     46  $    139


See Notes to Interim Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The Results of Operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Merchants Bancshares, Inc. (the "Company"), for the year ended December 31, 1997.


NOTE 2.   EARNINGS PER SHARE

Earnings per share amounts have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. The number of such primary shares were 1,951,839 and 1,954,970 for the periods ended March 31,1998 and 1997, respectively.


NOTE 3.   PENDING MERGER

On January 16, 1998, a Form 8-K was filed with the Securities and Exchange Commission to report that the Company entered into an Agreement and Plan of Merger to be acquired by Union Planters Corporation ("UPC"), a publicly traded bank holding company based in Memphis, Tennessee, in a tax-free reorganization to be accounted for as a pooling of interests. Pursuant to the merger agreement, UPC will exchange one (1) share of its common stock for each outstanding common share of the Company. The merger is subject to satisfaction of certain contractual conditions to closing, is subject to regulatory and shareholder approvals, and is expected to be consummated in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF STATEMENT OF INCOME


The following analysis discusses material changes in the results of operations for the first quarter of 1998 as compared to the first quarter of 1997. Merchants Bancshares, Inc. recorded earnings of $1,894,000 in the first quarter of 1998. This level of earnings represented a increase of $431,000 from the $1,463,000 earned in the first quarter of 1997.

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

NET INTEREST INCOME

Net interest income increased 12.9% in the first quarter of 1998 when compared to the same quarter of 1997. The increase of $806,000 resulted from a $1,012,000 (11.0%) increase in interest income or earning assets, partially offset by an increase of $206,000 (7.0%) in interest expense. Higher loan volume was the principal reason for the increase in interest income.

The Company's subsidiary bank (the "Subsidiary Bank") attempts to adjust the rates paid or earned on interest bearing liabilities and interest earning assets to maintain a consistent net interest margin to the extent possible.

PROVISION FOR POSSIBLE LOAN LOSSES

The $435,000 provision for credit losses for the first quarter of 1998 was the same for the first quarter of 1997. The provision for credit losses for the first quarter of 1998 was offset by $105,000 in net losses charged to the allowance as compared with net losses of $176,000 for the same period in 1997. The ratio of the allowance for credit losses to outstanding loans was 1.19% on March 31, 1998, as compared to .96% on March 31, 1997.

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

                                             FOR THE QUARTER
                                             ENDED  MARCH 31,
                                       ----------------------------
                                           1998            1997
                                       ------------    ------------

Loans outstanding at period end        $338,984,000    $308,554,000
                                       ============    ============

Allowance at beginning of period       $  3,687,000    $  2,713,000
                                       ------------    ------------

Provision charged to expense                435,000         435,000
                                       ------------    ------------
Loans charged off:
 Commercial and industrial                  (62,000)        (13,000)
 Real estate                                (13,000)        (20,000)
 Installment                               (202,000)       (167,000)
                                       ------------    ------------
  Total                                    (277,000)      (200,000)
                                       ------------    ------------
Loans recovered:
 Commercial and industrial                  151,000           3,000
 Real estate                                  6,000           3,000
 Installment                                 15,000          18,000
                                       ------------    ------------
  Total                                     172,000          24,000
                                       ------------    ------------
Net Loans recovered (charged off)          (105,000)       (176,000)
                                       ------------    ------------
Allowance at end of period             $  4,017,000     $ 2,972,000
                                       ============    ============

Ratios:
 Allowance as a percent of
  loans outstanding                            1.19%            .96%
                                       ============    ============
 Allowance as a percent of
  nonperforming loans                         181.2%          108.2%
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

The following table discloses information regarding non-performing assets for the indicated periods:

                                                 March 31,
                                          -----------------------
                                             1998         1997
                                          ----------   ----------

Non-accrual loans                         $1,684,000   $2,480,000
Past due 90 days or more                     533,000      266,000
                                          ----------   ----------
 Total                                     2,217,000    2,746,000
 Other real estate owned                   1,367,000      930,000
                                          ----------   ----------
 Total non-performing assets              $3,584,000   $3,676,000
                                          ==========   ==========

NON-INTEREST INCOME

The components included in
 non-interest income for the
 indicated periods are as follows:

                                               FOR THE QUARTER
                                               ENDED MARCH 31,
                                          -----------------------
                                             1998         1997
                                          ----------   ----------

Service charges and fees                  $1,123,000   $1,184,000
Other operating income                       324,000      291,000
Securities transactions                            0            0
                                          ----------   ----------
  Total non-interest income               $1,447,000   $1,475,000
                                          ==========   ==========

Noninterest income decreased $28,000 or 1.9% for the first quarter of 1998 compared to the same quarter in 1997. The decrease is primarily due to a reduction in fees charged for non-sufficient funds.

The Subsidiary Bank maintains a policy of constantly monitoring and evaluating service charges and fees to ensure that the fees charged reflect the cost of service provided and remain competitive with other financial institutions located in the Subsidiary Bank's market area.

NON-INTEREST EXPENSE

Non-interest expense increased by 2.7% for the first quarter of 1998 over the first quarter of 1997. The totals were as follows:

                                                 FOR THE QUARTER
                                                 Ended March 31,
                                            --------------------------
                                               1998            1997
                                            ----------       ---------

Salaries and employee benefits              $2,930,000      $2,812,000
Furniture, equipment and occupancy
 expense                                       972,000         960,000
Other operating expenses                     1,444,000       1,432,000
                                            ----------      ----------
 Total non-interest expenses                $5,346,000      $5,204,000
                                            ==========      ==========

Salaries and employee benefits are the most significant operating expenses of the Company. These expenses increased by 4.2% for the first quarter of 1998 as compared to the first quarter of 1997. Other noninterest expenses increased $24,000 or 1.0% for the first quarter ended March 31, 1998 as compared to the same period in 1997.

                           ANALYSIS OF BALANCE SHEET


EARNING ASSETS

When comparing the total of earning assets at March 31, 1998, to the total at December 31, 1997, earning assets increased 3.5%. The increase of $17.1 million was due primarily to an increase of $24 million in federal funds sold and a decrease of $11.5 million in cash which was partially offset by a decrease of $3.9 million and $3.4 million in loans and investment securities, respectively.

Included in the total of earning assets at March 31, 1998 are loans totaling $1.7 million which are on a non-accrual status. This compares to non-accrual loans totaling $2.5 million and $2.0 million at March 31, 1997 and December 31, 1997, respectively.

DEPOSITS

The most important funding source for earning asset growth is deposits. Total deposits increased by .9% from December 31, 1997 to March 31, 1998, compared to an increase of 2.4% from December 31, 1996 to March 31, 1997. Non-interest bearing deposits increased 1.1% from December 31, 1997 to March 31, 1998, while interest-bearing deposits increased .8% for the same period.

CAPITAL

Shareholders' equity increased $1.3 million, or 2.2% for the three months ended March 31, 1998, as compared to an increase of 1.2% for the same period in 1997. The ratio of shareholders' equity to total assets was 10.7% on March 31,1998, as compared to 10.6% on December 31, 1997 and 10.7% on March 31,1997.

Bank holding companies and their bank subsidiaries are required to maintain certain capital ratios. The Federal Reserve Board's guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders' equity less goodwill. Tier 2 capital consists of mandatory convertible debt, preferred stock not qualifying as Tier 1, qualifying subordinated debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The minimum ratio for the sum of Tier 1 and Tier 2 to risk weighted assets is 8.0%, at least one-half of which should be in the form of Tier 1 capital. At March 31, 1998, core capital (Tier 1) and total capital (Tier 1 and Tier 2) as a percentage of risk-weighted assets was 16.05% and 17.17%, respectively. The Subsidiary Bank at March 31, 1998 had core capital of 15.41% and total capital of 16.53% as a percentage of risk weighted assets.

In addition to the foregoing ratios, bank holding companies are required to maintain a minimum ratio of core capital to total assets (hereinafter referred to as the "Leverage Ratio") of at least 3.0%. At March 31, 1998, the Company's Leverage Ratio was 10.47%. A similar leverage ratio applicable to the Subsidiary Bank has been adopted by the FDIC. At March 31, 1997, the Subsidiary Bank's ratio was 10.06%.

LIQUIDITY AND CAPITAL COMMITMENTS

Liquidity is the ability of the Company and the Subsidiary Bank to meet their short-term needs for cash arising from demands such as operating expenses, withdrawal of deposits and demand for loans. The liquidity of the Company is primarily provided by dividends from the Subsidiary Bank and interest on time deposits in financial institutions.

The Subsidiary Bank's liquidity is primarily provided by maturing loans, deposits, cash, short-term investments, time deposits in other banks, federal funds sold and profits. With bank regulators critically reviewing liquidity, the Company has adopted a policy of maintaining a minimum liquidity level of 20% as measured by the FDIC formula, at the Subsidiary Bank. As of March 31, 1998, the liquidity level of the Subsidiary Bank was 36.9%.

The Company believes that both it and the Subsidiary Bank have sufficient capital and financial resources to meet its current and anticipated capital commitments.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

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

Item 5.   Other information.

          Not applicable

Item 6.   Exhibits and reports on Form 8-K.

          (a) Exhibits
              27.1 Financial Data Schedule
          (b) Reports of Form 8-K

              In January, 1998, a Form 8-K was filed with the Securities and Exchange Commission to report that on January 16, 1998, the Company entered into an Agreement and Plan of Merger to be acquired by Union Planters Corporation ("UPC"), a publicly traded bank holding company based in Memphis, Tennessee, in a tax-free reorganization to be accounted for as a pooling of interests. Pursuant to the merger agreement, UPC will exchange one (1) share of its common stock for each outstanding common share of the Company. The merger is subject to satisfaction of certain contractual conditions to closing, is subject to regulatory and shareholder approvals, and is expected to be consummated in the second quarter of 1998.

                               INDEX TO EXHIBITS

                                                                      (IF APPLICABLE)
                                                             INCORPORATED BY REFERENCE FROM
                                                          ------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                            FORM      DATE    FILE NO.   EXHIBIT
------------------------------                            ----      ----    --------   -------
(2)  Plan of acquisition, reorganization, arrangement,
     liquidation or succession

     2.1   Agreement and Plan of Reorganization            8-K    01/16/98   0-11033     2.1

(3)  Articles of Incorporation and Bylaws
     3.1   Articles of Incorporation of the Registrant,
           together with amendments thereto                8-K    07/19/96   0-11033     3.1

     3.2        Bylaws of the Registrant                   8-K    07/19/96   0-11033     3.2

(10) Material contracts

     10.3  Merchants Bancshares, Inc.
           401 (k) Plan                                   10-K   12/31/89   0-11033    10.3

     10.4  Merchants Bancshares, Inc.
           Defined Benefit Pension Plan                   10-K   12/31/94   0-11033    10.4

     10.5  Merchants Bancshares, Inc.
           Flexible Incentive Plan                        10-K   12/31/96   0-11033    10.5

     10.6  Employment Agreement, effective as of
           September 26, 1997 by and between the
           Registrant and J. W. Lander Jr.                10-K   12/31/97   0-11033    10.6

     10.7  Employment Agreement, effective as of
           September 26, 1997 by and between the
           Registrant and J. W. Lander, III               10-K   12/31/97   0-11033    10.7

     10.8  Employment Agreement, effective as of
           September 26, 1997 by and between the
           Registrant and Donald R. Harding               10-K   12/31/97   0-11033    10.8

     10.9  Employment Agreement, effective as of
           September 26, 1997 by and between the
           Registrant and Norman H. Bird                  10-K   12/31/97   0-11033    10.9

     10.10 Indemnification Agreement, dated as of
           October 10, 1997 by and between the
           Registrant and J. W. Lander, Jr.               10-K   12/31/97   0-11033   10.10

     10.11 Indemnification Agreement, dated as of
           October 10, 1997 by and between the
           Registrant and J. W. Lander, III               10-K   12/31/97   0-11033   10.11


                                                                      (IF APPLICABLE)
                                                             INCORPORATED BY REFERENCE FROM
                                                          ------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                            FORM      DATE    FILE NO.   EXHIBIT
------------------------------                            ----      ----    --------   -------
     10.12 Indemnification Agreement, dated as of
           October 10, 1997 by and between the
           Registrant and Donald R. Harding               10-K    12/31/97   0-11033    10.12

     10.13 Indemnification Agreement, dated as of
           October 10, 1997 by and between the
           Registrant and Norman H. Bird                  10-K    12/31/97   0-11033   10.13

(27) Financial Data Schedule

     27.1  Financial Data Schedule                         N/A       N/A        N/A     N/A


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MERCHANTS BANCSHARES, INC.



     Date:  May 5, 1998           BY: /s/J. W. Lander, Jr.
                                      ------------------------------
                                      J.W. Lander, Jr., Chairman



     Date:  May 5, 1998           BY: /s/J. W. Lander, III
                                      ------------------------------
                                      J. W. Lander, III, President
                                      (principal financial and chief accounting
                                       officer)